Form 10-Q
period 1995-03-31
ML LEE ACQUISITION FUND L P
filed 1995-05-12
CIK 813343

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

              For the Quarter Ended March 31, 1995

                 Commission File Number 0-15669

                  ML-LEE ACQUISITION FUND, L.P.
     (Exact name of registrant as specified in its Governing
                          Instruments)

         Delaware                             13-3426817
(State or other jurisdiction    (IRS Employer Identification No.)
of incorporation or organization)

                     World Financial Center
                    South Tower - 23rd Floor
                  New York, New York 10080-6123
      (Address of principal executive offices and zip code)

Registrant's telephone number, including area code:(212) 236-7303
Securities registered pursuant to Section 12(b) of the Act:  None
Name of each exchange on which registered:  Not Applicable
Securities registered pursuant to Section 12(g) of the Act:

              Units of Limited Partnership Interest
                        (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No ___.

Aggregate market value of voting securities held by non-affiliates: Not Applicable.

                  ML-LEE ACQUISITION FUND, L.P.

                        TABLE OF CONTENTS


                 PART I - FINANCIAL INFORMATION

                                                     Page
Item 1.  Financial Statements

Statements of Assets, Liabilities and Partners'
Capital as of March 31, 1995 and December 31, 1994     3

Statements of Operations - For the Quarters Ended
March 31, 1995 and March 31, 1994                      4

Statements of Changes in Net Assets - For the
Quarters Ended March 31, 1995 and March 31, 1994       5

Statements of Cash Flows - For the Quarters Ended
March 31, 1995 and March 31, 1994                      6

Statement of Changes in Partner's Capital - For the
Quarters Ended March 31, 1995 and March 31, 1994       7

Schedule of Portfolio Investments - March 31, 1995     8

Notes to Financial Statements                         17

Supplemental Schedule of Realized Gains and Losses
- - (Schedule 1)                                        32

Supplemental Schedule of Unrealized Appreciation
and Depreciation - (Schedule 2)                       33

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations         35


                PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K             43

                  ML-LEE ACQUISITION FUND, L.P.
     STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
                     (DOLLARS IN THOUSANDS)
                                           March 31,
                                              1995      December
                                          (Unaudited)   31, 1994
ASSETS:
Investments - Notes 2,8,9
 Portfolio Investments, at fair value
  Managed Companies (amortized cost
   $298,610 at March 31, 1995 and
   $313,930 at December 31, 1994)            $ 297,825  $ 326,672
  Non-Managed Companies (amortized cost
   $17,600 at March 31, 1995 and $22,703
   at December 31, 1994)                         7,653     12,542
 Temporary Investments, at amortized cost
  (cost $49,365 at March 31, 1995 and
  $31,143 at December 31, 1994)                 49,401     10,511
Cash (of which $3,441,997 is restricted
  at March 31, 1995) - Note 8                    3,446      3,442
Accrued Interest Receivable - Note 2               367      1,077
Prepaid Loan Fees - Notes 2,4                    2,135      2,299
Prepaid Expenses and Other Receivables               5          7
Receivable for Investments Sold                      -      1,227
TOTAL ASSETS                                 $ 360,832  $ 357,777

LIABILITIES AND PARTNERS' CAPITAL:

Liabilities
 Accounts Payable and Accrued Expenses      $      311  $     305
 Deferred Interest Income - Note 2                 369        773
Total Liabilities                                  680      1,078
Partners' Capital - Note 2
 Managing General Partner                        1,942      1,908
 Limited Partners (487,489 Units)              358,210    354,791
Total Partners' Capital                        360,152    356,699
TOTAL LIABILITIES AND PARTNERS' CAPITAL      $ 360,832  $ 357,777


       See the Accompanying Notes to Financial Statements.

                  ML-LEE ACQUISITION FUND, L.P.
                    STATEMENTS OF OPERATIONS
                           (UNAUDITED)
                     (DOLLARS IN THOUSANDS)

                                            For the Quarters Ended
                                            March 31,    March 31,
                                               1995         1994
INVESTMENT INCOME - NOTE 2,8,10:
Interest                                       $  2,331    $  10,850
Discount                                            157          216
Dividends                                             -        2,868

  TOTAL INCOME                                    2,488       13,934

EXPENSES:
Professional Fees                                 1,200          200
Investment Advisory Fee - Note 5                    741          925
Fund Administration Fee - Note 6                    422          462
Loan Fees - Notes 2,4                               182          199
Independent General Partners' Fees and
  Expenses - Note 7                                  99          121
Insurance Expense                                     2            2
Interest Expense - Note 4                             -           58
TOTAL EXPENSES                                    2,646        1,967
NET INVESTMENT INCOME (LOSS)                       (158)      11,967

NET REALIZED GAIN ON INVESTMENTS - NOTE 8         24,527       6,805
AND SCHEDULE 1

NET CHANGE IN UNREALIZED APPRECIATION
(DEPRECIATION) ON INVESTMENTS - NOTE 9
AND SCHEDULE 2
Publicly Traded Securities                          (445)    (35,398)
Non Public Securities                            (12,868)         14
NET INCREASE (DECREASE) IN NET ASSETS
RESULTING FROM OPERATIONS                       $ 11,056   $ (16,612)

       See the Accompanying Notes to Financial Statements.

                  ML-LEE ACQUISITION FUND, L.P.
               STATEMENTS OF CHANGES IN NET ASSETS
                           (UNAUDITED)
                     (DOLLARS IN THOUSANDS)

                                      For the Quarters Ended
                                      March 31,    March 31,
                                        1995         1994
FROM OPERATIONS:

Net Investment Income (Loss)           $   (158)    $  11,967

Net Realized Gain on Investments -
  Note 8 and Schedule 1                   24,527        6,805

Net Change in Unrealized Depreciation
  on Investments - Note 9 and
  Schedule 2                            (13,313)     (35,384)

Net Increase (Decrease) In Net
  Assets Resulting From Operations        11,056     (16,612)

Cash Distributions to Partners           (7,603)     (29,052)

Total Increase (Decrease)                  3,453     (45,664)

NET ASSETS:

Beginning of Period                      356,699      418,892

End of Period                          $ 360,152    $ 373,228


       See the Accompanying Notes to Financial Statements.

                  ML-LEE ACQUISITION FUND, L.P.
                    STATEMENTS OF CASH FLOWS
                           (UNAUDITED)
                     (DOLLARS IN THOUSANDS)
                                                   For the Quarters Ended
                                                   March 31,    March 31,
                                                     1995         1994
Increase in Cash and Cash Equivalents
CASH FLOWS FROM OPERATING ACTIVITIES:
 Interest, Dividends and Discount Income             $  2,771     $  5,190
 Investment Advisory Fee                                (741)        (925)
 Interest Expense                                           -         (58)
 Fund Administration Fee                                (422)        (462)
 Administration and Other Expenses                    (1,193)        (259)
 Loan Fees and Expenses                                  (34)         (16)
 Independent General Partners' Fees and Expenses         (84)        (104)
 (Purchase) Sale of Temporary Investments, Net       (38,867)       13,730
 Proceeds from Sale of Portfolio Company
   Investments                                         46,177       22,867
 Net Cash Provided by Operating Activities              7,607       39,963
 CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayments of Borrowings, Net                              -      (9,594)
 Cash Distributions to Partners                       (7,603)     (29,052)
 Net Cash Applied to Financing Activities             (7,603)     (38,646)
 Net Increase in Cash                                       4        1,317
 Cash at Beginning of Period                            3,442            -
 Cash at End of Period                               $  3,446     $  1,317

       RECONCILIATION OF NET INVESTMENT INCOME (LOSS) TO
           NET CASH PROVIDED BY OPERATING ACTIVITIES

Net Investment Income (Loss)                         $  (158)     $ 11,967
Adjustments to Reconcile Net Investment Income
  to Net Cash Provided by Operating Activities:
(Increase) Decrease in Investments                   (18,444)       16,840
Decrease in Receivable for Investments Sold             1,227       15,008
(Increase) Decrease in Accrued Interest,
  Dividend and Discount Receivables                       283      (8,744)
Decrease in Prepaid Expenses                              166          184
Decrease in Option Payable                                  -      (2,057)
Increase (Decrease) in Administration and Other
  Expenses Payable                                          6         (40)
Net Realized Gain on Investments                       24,527        6,805
Total Adjustments                                       7,765       27,996
Net Cash Provided by Operating Activities             $ 7,607     $ 39,963

       See the Accompanying Notes to Financial Statements.

                  ML-LEE ACQUISITION FUND, L.P.
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                     (DOLLARS IN THOUSANDS)

                                       Managing
                                       General     Limited
                                       Partner     Partners    Total
For the Quarter Ended March 31, 1995
Partners' Capital at January 1, 1995     $1,908     $354,791   $356,699
Allocation of Net Investment Loss -
Note 3                                       (2)        (156)      (158)
Allocation of Net Realized Gain on
Investments - Note 8                        245       24,282     24,527
Allocation of Net Change in Unrealized
Depreciation - Note 9                      (133)     (13,180)   (13,313)
Cash Distributions to Partners              (76)      (7,527)    (7,603)

Partners' Capital at March 31, 1995      $1,942     $358,210   $360,152


See the Accompanying Notes to Financial Statements.

                          ML-LEE ACQUISITION FUND, L.P.
                  SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
                                 MARCH 31, 1995
                             (DOLLARS IN THOUSANDS)
 Principal                                                                             Fair
  Amount/                                                      Investmen  Investme     Value    % Of Total
   Shares     Investment                                           t         nt      (Note 2)   Investment
                                                                 Date     Cost (f)                  s
              ALLIANCE INTERNATIONAL GROUP, INC. (a)(e) -
                Note 11
$10,810       Alliance International Group, Sub. Note 10% due  12/31/87    $ 10,810   $ 10,810
                12/31/97(c)
$267          Alliance International Group, Def. Int. Note     03/31/93         267        267
                10% due 03/30/97(c)(h)
$276          Alliance International Group, Def. Int. Note     06/30/93         276        276
                10% due 12/31/97(c)(h)
$286          Alliance International Group, Def. Int. Note     09/30/93         286        286
                10% due 12/31/97(c)(h)
$293          Alliance International Group, Def. Int. Note     12/31/93         293        293
                10% due 12/31/97(c)(h)
5,016 Shares  Alliance International Group, Cumulative         04/22/91         502        502
                Redeemable Preferred Stock(d)
110,000       Alliance International Group, Cumulative         12/31/92      11,000     11,000
Shares          Preferred Stock(d)(h)
250,800       Alliance International Group, Common Stock(d)    12/31/87       1,951      1,951         (i)
Shares
15,228.43     Alliance International Group, Common Stock       03/28/89           0          0
Warrants        Purchase Warrants(d)
62,700        Alliance International Group, Common Stock       04/22/91           0          0
Warrants        Purchase Warrants(d)
657,614.21    Alliance International Group, Common Stock       12/31/92           0          0
Warrants        Purchase Warrants(d)
50,000        Alliance International Group, Common Stock        various           0          0         (i)
Warrants        Purchase Warrants(d)
               (52.5% of fully diluted common equity assuming
              exercise of warrants)
                19,200 Shares Common Stock
                Purchased 12/31/87               $149
                Sold 01/30/89-9,600 Shares       $107
                Sold 01/02/90-9,600 Shares       $147
                Realized Gain                    $105                        25,385     25,385        7.16


               See the Accompanying Notes to Financial Statements.

                          ML-LEE ACQUISITION FUND, L.P.
                  SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
                                 MARCH 31, 1995
                             (DOLLARS IN THOUSANDS)
  Principal                                                                            Fair
   Amount/                                                     Investmen  Investmen    Value       % Of
   Shares     Investment                                           t          t      (Note 2)     Total
                                                                 Date     Cost (f)              Investmen
                                                                                                    ts
              BEEFAMERICA, INC. (a) (e) - Notes 4,9,10,11
$41,997       BeefAmerica, Inc., Sr. Sub. Interim Note 15.5%   09/09/88    $ 20,000   $ 10,000
                due 09/30/98 (c)(g)(h)
$80,951       BeefAmerica, Inc., Sub. Note 15% due             09/09/88      38,928          0
                09/30/98 (c)(g)(h)
5,661.11      BeefAmerica, Inc., Class A Redeemable Preferred  04/10/91      40,050          0
Shares          Stock(d)
51,000 Shares BeefAmerica, Inc., Common Stock (d)               various       2,000          0
1 Warrant     BeefAmerica, Inc., Common Stock Purchase         09/09/88           0          0  (i)
                Warrant(d)
               (59% of fully diluted common equity assuming
              exercise of warrants)
                $1,072 15% Sub. Nt.
                Purchased 09/9/88          $1,072
                Redeemed 02/20/92          $1,072
                Realized Gain              $    0
                Preferred Stock
                Purchased 09/9/88          $2,700
                Redeemed 02/20/92          $2,700
                Realized Gain.             $    0
                Total Realized Gain        $    0
                                                                            100,978     10,000       2.82
              CELEBRITY, INC. - Note 9
17,308 Shares Celebrity, Inc. Common Stock(b)(k)               06/16/95         225        113
               (0.3% of fully diluted common equity)
                5,769 Shares of Common Stock
                Purchased 06/16/92         $75
                Sold 09/29/93              $75
                Realized Gain              $ 0(i)
                5,769 Shares of Common Stock
                Purchased 06/16/92         $75
                Sold 09/19/94              $75
                Realized Gain              $ 0(i)
                Total Realized Gain        $ 0                                  225        113       0.03

               See the Accompanying Notes to Financial Statements.

                          ML-LEE ACQUISITION FUND, L.P.
                  SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
                                 MARCH 31, 1995
                             (DOLLARS IN THOUSANDS)
  Principal                                                                            Fair
   Amount/                                                     Investmen  Investmen    Value      % Of
   Shares     Investment                                           t          t      (Note 2)     Total
                                                                 Date     Cost (f)              Investmen
                                                                                                   ts
              CHADWICK-MILLER, INC. (a)(e) - Notes 9,10,14
189,996       CMI Holding Corp., Preferred Stock[A] (d)        12/16/88     $12,916    $12,916
Shares
192,933       CMI Holding Corp., Common Stock (d)              Various        3,736      1,929
Shares
100,000       CMI Holding Corp., Common Stock Warrants (d)     Various            0          0
Warrants
               (63.6% of fully diluted common equity)
                35,161 Shares Common Stock
                Purchased 06/30/93         $  352
                Sold 09/03/93              $  352
                Realized Gain              $    0
                $5,000,000 Senior Note
                Purchased 12/16/88         $5,000
                Sold 11/23/94              $5,000
                Realized Gain              $    0
                Total Realized Gain        $    0                            16,652     14,845       4.18

              COLE NATIONAL CORPORATION
567 Warrants  Cole National Corporation, Common Stock          09/26/90           0          0
                Purchase Warrants(d)
               (0.0% of fully diluted common equity assuming
              exercise of warrants)
                $589 Senior Bridge Note
                Purchased 09/25/90          $589
                Sold 11/15/90               $589
                Realized Gain               $  0                                  0          0       0.00

              DURO-TEST CORPORATION (a)(e) - Notes 9,14
26,178.05     Duro-Test Corp., Preferred Stock Series A        05/12/94       2,618      2,618
Shares          (d)(h)
6,153,420     Duro-Test Holding Corp., Common Stock (d)        Various       36,045      5,582
Shares
               (61.5% of fully diluted common equity)
                                                                             38,663      8,200       2.31

               See the Accompanying Notes to Financial Statements.

                          ML-LEE ACQUISITION FUND, L.P.
                  SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
                                 MARCH 31, 1995
                             (DOLLARS IN THOUSANDS)
  Principal                                                                            Fair       % Of
   Amount/                                                     Investmen  Investmen    Value      Total
   Shares     Investment                                           t          t      (Note 2)   Investmen
                                                                 Date     Cost (f)                 ts
              GENERAL NUTRITION COMPANIES, INC. (a) Note 9
$30,000       General Nutrition Cos., Inc., Jr.Convertible    08/21/89    $ 30,000    $85,297
                Sub Nt. 7.5% due 08/15/01 (c) (j)
                (convertible into 3,073,770.50 shares of
                General Nutrition Cos. Common Stock)
$10,000       General Nutrition Cos.,Inc., Jr. Convertible    11/21/91      10,000     28,432
                Sub Nt. 7.5% due 08/15/01 (c) (j)
                (convertible into 1,024,590.16 shares of
                General Nutrition Cos. Common Stock)
1,373,734     General Nutrition Cos., Inc., Common Stock (d)   Various        3,236     38,121
Shares          (k)
423,454       General Nutrition Cos., Inc., Common Stock       Various            0      9,634
Warrants        Purchase Warrants (d) (j)
               (13% of fully diluted common equity assuming
              exercise of warrants)
                469,306 Shares Common Stock
                Purchased various                   $ 1,900
                Sold 469,306 Shares various 1993    $17,154
                Realized Gain                       $15,254
                433,424 Shares Common Stock
                Purchased various                   $ 1,626
                Sold  433,424 Shares various 1994   $12,272
                Realized Gain                       $10,646
                Total Realized Gain                 $25,900                  43,236    161,484      45.50


               See the Accompanying Notes to Financial Statements.

                          ML-LEE ACQUISITION FUND, L.P.
                  SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
                                 MARCH 31, 1995
                             (DOLLARS IN THOUSANDS)
  Principal                                                                            Fair
   Amount/                                                     Investmen  Investmen    Value      % Of
   Shares     Investment                                           t          t      (Note 2)     Total
                                                                 Date     Cost (f)              Investmen
                                                                                                   ts
              HEALTH O METER PRODUCTS, INC. (a)  Notes 9,14
952,500       Health o meter Products, Inc., Common Stock (d)  04/28/88      $1,270     $3,453
Shares          (k)
610,553       Health o meter Products, Inc., Common Stock (b)  08/17/94       3,282      2,213
Shares          (k)
               (15.4% of fully diluted common equity)
                $16,000 14.50% Subordinated Note
                Purchased 04/28/88                  $16,000
                Sold 03/24/92                       $16,000
                Realized Gain                       $     0
                187,500 Shares of Common Stock
                Purchased 04/28/88                  $   250
                Sold 03/30/92                       $ 2,441
                Realized Gain                       $ 2,191
                Total Realized Gain                 $ 2,191                   4,552      5,666       1.60

              PETCO ANIMAL SUPPLIES, INC. (a)(e) - Notes
                9,14,16
1,991,386     Petco Animal Supplies, Inc. Common Stock(d)(k)   Various       32,142     41,819
Shares
               (32.8% fully diluted common equity)
                $269 14% Sr. Bridge Note
                Purchased 11/19/90                   $  269
                Repaid 04/19/91                      $  269
                Realized Gain                        $    0
                $98 14% Sr. Bridge Note
                Purchased 11/28/90                   $   98
                Repaid 04/19/91                      $   98
                Realized Gain                        $    0
                $2,397 12.65% Sr. Sub. Note
                Purchased various                    $2,397
                Repaid 03/27/94                      $2,397
                Realized Gain                        $    0
                Total Realized Gain                  $    0                  32,142     41,819      11.79

               See the Accompanying Notes to Financial Statements.

                          ML-LEE ACQUISITION FUND, L.P.
                  SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
                                 MARCH 31, 1995
                             (DOLLARS IN THOUSANDS)
  Principal                                                                            Fair
   Amount/                                                     Investmen  Investmen    Value       % Of
   Shares     Investment                                           t          t      (Note 2)     Total
                                                                 Date     Cost (f)              Investmen
                                                                                                    ts
              PLAYTEX PRODUCTS, INC. (d) (k) - Notes 8,9
1,406,204     Playtex Products, Inc., Common Stock(d)(k)       12/28/88      $3,255    $11,250
Shares
               (4.6% of fully diluted common equity)
                $19,285 15% Subordinated Notes
                Purchased 12/28/88                 $19,285
                Sold 06/30/89                      $19,285
                Realized Gain                      $     0
                3,214,000 Shares Preferred Stock
                Purchased 12/28/88                 $ 3,214
                Sold 06/30/89                      $ 3,214
                Realized Gain                      $     0
                2,571,314 Shares Common Stock
                Purchased 12/28/88                 $ 1,286
                Sold 06/30/89                      $ 1,286
                Realized Gain                      $     0
                $11,250 15% Subordinated Note
                Purchased 12/28/88                 $11,250
                Sold 09/28/90                      $11,275
                Realized Gain                      $    25
                2,571,314 Shares Common Stock
                Purchased 12/28/88                 $ 1,286
                Sold 09/28/90                      $10,512
                Realized Gain                      $ 9,226
                347,209 Shares Common Stock
                Purchased 12/28/88                 $   174
                Sold 12/20/91                      $ 1,343
                Realized Gain                      $ 1,169
                $71,251 15% Subordinated Notes
                Purchased 12/28/88                 $71,251
                Sold 02/01/93                      $71,181
                Realized Loss                      $   (70)
                Total Net Realized Gain            $10,350                    3,255     11,250       3.16

               See the Accompanying Notes to Financial Statements.

                          ML-LEE ACQUISITION FUND, L.P.
                  SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
                                 MARCH 31, 1995
                             (DOLLARS IN THOUSANDS)
  Principal                                                                            Fair
   Amount/                                                     Investmen  Investmen    Value       % Of
   Shares     Investment                                           t          t      (Note 2)     Total
                                                                 Date     Cost (f)              Investmen
                                                                                                    ts
              STANLEY FURNITURE COMPANY, INC. (a)(e) - Note 9
2,675,552     Stanley Furniture Co., Inc., Common              Various     $ 33,522   $ 19,063
Shares          Stock(b)(h)(k)
               (50.2% of fully diluted common equity)
                $2,000 Loan participation
                Purchased 03/12/92                 $2,000
                Repaid 04/05/93                    $2,000
                Realized Gain                      $    0                    33,522     19,063       5.37

              TOTAL INVESTMENT IN MANAGED COMPANIES                        $298,610   $297,825      83.92

              NON-MANAGED COMPANIES

              SFX BROADCASTING, INC. - Note 9
26,000 Shares SFX Broadcasting Co. Common Stock(b)(k)          12/16/88      $4,880       $592
8,667 Option  SFX Broadcasting Co. Common Stock Option(b)(j)   12/16/88           0          0
Shares
                                                                              4,880        592       0.17
              SWO HOLDINGS CORPORATION - Note 9
250,000       SWO Holdings Corp., Common Stock(d)              11/24/87         250        595
Shares
185,048       Homeland Holding Corp., Common Stock(d)          08/10/90         440        440
Shares
               $5,000 15.5% Subordinated Notes
                Purchased 11/24/87                 $5,000
                Sold 09/15/88                      $5,075
                Realized Gain                      $   75                       690      1,035       0.29

               See the Accompanying Notes to Financial Statements.

                          ML-LEE ACQUISITION FUND, L.P.
                  SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
                                 MARCH 31, 1995
                             (DOLLARS IN THOUSANDS)
  Principal                                                                            Fair
   Amount/                                                     Investmen  Investmen    Value       % Of
   Shares     Investment                                           t          t      (Note 2)     Total
                                                                 Date     Cost (f)              Investmen
                                                                                                    ts
              TLC BEATRICE INTERNATIONAL HOLDINGS, INC.
25,500 Shares TLC Beatrice Int'l Holdings., Inc., Common       11/30/87        $ 26       $ 26
                Stock(d)
                $8,500 13% Subordinated Notes
                Purchased 11/30/87                 $8,500
                Sold 08/18/88                      $8,500
                Realized Gain                      $    0                        26         26       0.01

              WALTER INDUSTRIES, INC. - Notes 8,9
547,200       Walter Industries, Inc., Common Stock(d)         01/07/88      12,000      6,000
Shares
                (formerly Hillsborough Holdings Corporation)
                                                                             12,000      6,000       1.69

              NON-MANAGED COMPANIES WITH ZERO VALUE

              CHARTER MEDICAL CORPORATION - Note 9
40,000        Charter Medical Corp. Common Stock Purchase      09/01/88           4          0
Warrants        Warrants(d)
                $5,000 14% Subordinated Notes
                Purchased 09/01/88                 $5,000
                Sold 12/05/88                      $5,000
                Realized Gain                      $    0                         4          0       0.00

              TOTAL INVESTMENT IN NON-MANAGED COMPANIES                    $ 17,600   $  7,653       2.16

              SUMMARY OF MEZZANINE INVESTMENTS
              Subordinated Notes                                           $110,860   $135,661      38.23
              Preferred Stock                                                67,086     27,036       7.62
              Common Stock and Warrants                                     138,264    142,781      40.23
              TOTAL MEZZANINE INVESTMENTS                                  $316,210   $305,478      86.08

               See the Accompanying Notes to Financial Statements.

                          ML-LEE ACQUISITION FUND, L.P.
                  SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
                                 MARCH 31, 1995
                             (DOLLARS IN THOUSANDS)
  Principal                                                                            Fair
   Amount/                                                     Investmen  Investmen    Value       % Of
   Shares     Investment                                           t          t      (Note 2)     Total
                                                                 Date     Cost (f)              Investmen
                                                                                                    ts
              TEMPORARY INVESTMENTS

              COMMERCIAL PAPER
$6,817        Ford Motor Credit Corp., 5.94% due 04/03/95      03/01/95    $  6,780   $  6,814
$850          BMW U.S. Capital Corp., 5.95% due 04/03/95       03/15/95         847        849
$300          General Electric Capital Service Inc., 5.96%     03/21/95         299        299
                due 04/18/95
$15,000       BMW U.S. Capital Corp., 6.02% due 05/15/95       03/31/95      14,887     14,887
$15,000       Golden Managers Acceptance Corp., 6.05% due      03/31/95      14,917     14,917
                05/03/95
$11,700       Supplier Managers Acceptance Corp., 6.05% due    03/31/95      11,635     11,635
                05/03/95


              TOTAL INVESTMENT IN COMMERCIAL PAPER                           49,365     49,401      13.92

              TOTAL TEMPORARY INVESTMENTS                                    49,365     49,401      13.92

              TOTAL INVESTMENT PORTFOLIO                                   $365,575   $354,879       100%


(a)  Represents investments in Affiliates as defined in the Investment Company Act of 1940.
(b)  Non-income producing security.
(c)  Restricted security.
(d)  Restricted non-income producing security.
(e)  Issuers of which the Fund, as of March 31, 1995, owned more than 25% of the voting securities and which therefore were presumed to be controlled by the Fund under the Investment Company Act of 1940 as of such date.
(f)  Represents original cost and excludes accretion of discount of $0 for Mezzanine Investments and
     $36 for Temporary Investments.
(g)  Non-accrual investment status.
(h)  Inclusive of receipt of payment-in-kind securities.
(i)  Represents an amount of less than one thousand dollars.
(j)  Publicly traded underlying class of securities.
(k)  Publicly traded class of securities.

               See the Accompanying Notes to Financial Statements.

                  ML-LEE ACQUISITION FUND, L.P.
                  NOTES TO FINANCIAL STATEMENTS
                         MARCH 31, 1995
                          (UNAUDITED)

1.  Organization and Purpose

   ML-Lee Acquisition Fund, L.P. (the "Fund") was formed and the
Certificate of Limited Partnership was filed under the Delaware
Revised Uniform Limited Partnership Act on April 1, 1987.  The
Fund's operations commenced on October 19, 1987.

   The Managing General Partner, subject to the supervision of the Individual General Partners, is responsible for overseeing and monitoring the Fund's investments. Mezzanine Investments, L.P. (the "Managing General Partner"), is a limited partnership in which ML Mezzanine Inc., an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc., is the general partner, and Thomas
H. Lee Advisors I (the "Investment Adviser"), an affiliate of Thomas H. Lee, is the limited partner. The Individual General Partners are Vernon R. Alden, Joseph L. Bower and Stanley H. Feldberg (the "Independent General Partners") and Thomas H. Lee.

   The Fund has elected to operate as a business development company under the Investment Company Act of 1940. Its primary investment objective is to provide current income and long-term capital appreciation by investing in "Mezzanine" securities consisting primarily of Subordinated Debt and Preferred Stock combined with an equity participation issued in connection with leveraged acquisitions or other leveraged transactions which management of the Fund believes offer significant possibilities for return.

   As stated in the Prospectus, the Fund will terminate upon the liquidation of all Fund investments but no later than June 15, 1998, subject to the right of the Individual General Partners to extend the term for up to one additional two-year period and one additional one-year period if it is in the best interest of the Fund. The Fund has five years more to liquidate its remaining investments.

2.  Significant Accounting Policies

Basis of Accounting

   For financial reporting purposes, the records of the Fund are maintained using the accrual method of accounting. For Federal income tax reporting purposes, the results of operations are adjusted to reflect statutory requirements arising from book to tax differences.

Valuation of Investments

   Securities for which market quotations are readily available are valued by reference to such market quotation, using the last trade price (if reported) or the last bid price for the period. For securities without a readily ascertainable market value (including securities restricted as to resale for which a corresponding publicly traded class exists), fair value is determined, on a quarterly basis, in good faith by the Managing General Partner and the Investment Adviser with final approval from the Individual General Partners of the Fund. For privately issued securities in which the Fund typically invests, the fair value of an investment is its original cost plus accrued value in the case of original issue discount or deferred pay securities. Such investments will be revalued if there is an objective basis for doing so at a different price. Investments will be written down in value if the Managing General Partner and Investment Adviser believe adverse credit developments of a significant nature require a write-down of such securities. Investments will be written up in value only if there has been an arms'-length third party transaction to justify the increased valuation. Although the Managing General Partner and Investment Adviser use their best judgment in estimating the fair value of these investments, there are inherent limitations in any estimation technique. Therefore, the fair value estimates presented herein are not necessarily indicative of the amount which the Fund could realize in a current transaction.

   Temporary Investments with maturities of less than 60 days are stated at amortized cost, which approximates market.

   The information presented herein is based on pertinent information available to the Managing General Partner and Investment Adviser as of March 31, 1995. Although the Managing General Partner and Investment Adviser are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time and especially in light of the fact that the portfolio investments of companies whose equity is publicly traded are valued at the trading price at March 31, 1995, the current estimated fair value of these investments may have changed significantly since that point in time.

Interest Receivable on Investments

   Investments generally will be placed on non-accrual status in the event of a default (after applicable grace period expires) or if the Investment Adviser and the Managing General Partner determine that there is no reasonable assurance of collecting interest.

Payment-In-Kind Securities

   All payment-in-kind securities received in lieu of cash interest payments by the Fund's portfolio companies are recorded at face value (which approximates accrued interest), unless the Investment Adviser and the Managing General Partner determine that there is no reasonable assurance of collecting the full principal amounts of such securities. As of March 31, 1995 and December 31, 1994, the Fund had in its portfolio of investments $4,098,017 of payment-in-kind notes, which excludes $81,267,344 of payment-in-kind securities received from notes placed on non-accrual status. As of March 31, 1995 and December 31, 1994, the Fund had in its portfolio of investments $16,608,872 of payment-in-kind equity (primarily from Alliance, Duro-Test, Stanley Furniture and Petco Animal Supplies).

Investment Transactions

   The Fund records investment transactions on the date on which it obtains an enforceable right to demand the securities or payment therefor. The Fund records Temporary Investment transactions on the trade date.

   Realized gains and losses on investments are determined on the basis of specific identification for accounting and tax purposes.

Deferred Interest Income

   All fees received by the Fund upon the funding of Mezzanine or Bridge Investments are treated as deferred interest income and amortized over the maturity of such investments.

Loan Facility and Advisory Fees

   Loan Facility and Advisory Fees are being amortized over the life (7 years) of the Facility commencing in August, 1991.

Partners' Capital

   Partners' Capital represents the Fund's equity divided in proportion to the Partners' Capital Contributions and does not represent the Partners' Capital Accounts. Profits and losses, when realized, are allocated in accordance with the provisions of the Partnership Agreement summarized in Note 3.

Interim Financial Statements

   The financial information included in this interim report as of March 31, 1995 and for the period then ended has been prepared by management without an audit by independent certified public accountants. The results for the period ended March 31, 1995 are not necessarily indicative of the results of the operations expected for the year and reflect adjustments, all of a normal and recurring nature, necessary for the fair presentation of the results of the interim period. In the opinion of Mezzanine Investments, L.P., the Managing General Partner of the Fund, all necessary adjustments have been made to the aforementioned financial information for a fair presentation in accordance with generally accepted accounting principles.

3.  Allocation of Profits and Losses

   Pursuant to the Partnership Agreement, all profits from Temporary Investments generally are allocated 99% to the Limited Partners and 1% to the Managing General Partner. Profits from Mezzanine Investments are, in general, allocated as follows:

   first, if the capital accounts of any partners have negative balances, to such partners in proportion to the negative balances in their capital accounts until the balances of all such capital accounts equal zero, second, 99% to the Limited Partners and 1% to the Managing
   General Partner until the sum allocated to the Limited
   Partners equals any previous losses allocated together with a cumulative Priority Return of 10% on the average daily investments in mezzanine securities, and any outstanding
   Compensatory Payments,

   third, 69% to the Limited Partners and 31% to the Managing
   General Partner until the Managing General Partner has received 21% of the total profits allocated,

   thereafter, 79% to the Limited Partners and 21% to the Managing General Partner.

   Losses will be allocated in reverse order of profits previously allocated and thereafter 99% to the Limited Partners and 1% to the Managing General Partner.

4.  Leverage

   The Fund entered into a credit agreement, dated as of August 13, 1991 (the "Credit Facilities"), with a maximum credit facility of $140 million with a lending group led by the First National Bank of Chicago ("First Chicago"). The Credit Facilities consisted of a $100 million secured term loan and a $40 million secured revolving credit line. As of March 31, 1995, the maximum availability under the Credit Facilities was reduced to $19,894,240 due to the sales of pledged securities. The Credit Facilities has been further reduced by a $4 million letter of credit attributable to the investment in BeefAmerica, Inc.
The Credit Facilities will mature on July 31, 1998. Loan advances bear interest at a floating rate equal to the greater of prime plus 1% or the federal funds rate plus 1.5%. For the three months ended March 31, 1995 and 1994, the Fund incurred $0 and $57,756, respectively, in interest expense. In connection with the Credit Facilities, the Fund has pledged its debt and equity portfolio securities to its lenders.

   In connection with the Credit Facilities, the Fund incurred the following loan fees:

   Nonrecurring fees of $4,421,309 paid to First Chicago in 1991 in connection with the creation of the credit facility, which are being charged to expense over the life of the credit facility. The amount expensed for the quarter ended March 31, 1995 was $157,194.

   An annual Loan Administration Fee of $25,000 for the administration of the credit facility. The amount expensed for the quarter ended March 31, 1995 was $6,164.

   An Unused Commitment Fee of 1/2 of 1% per annum of the unused line of credit. The amount expensed for the quarter ended
   March 31, 1995 was $18,428.

   For the three months ended March 31, 1995 and 1994, the Fund has incurred $182,223 and $198,609, respectively, in total loan fees.

   For additional information relating to leverage see Note 11.

5.  Investment Advisory Fee

   The Investment Adviser provides for the identification, management and liquidation of investments for the Fund. As compensation for services rendered to the Fund, the Investment Adviser receives a quarterly fee at the annual rate of 1% of assets under management (net offering proceeds, reduced by cumulative capital reductions, plus outstanding bank borrowing as specified in the Fund's Partnership Agreement), with a minimum annual fee of $1,200,000. The Investment Advisory Fee is calculated and paid quarterly, in advance. For the three months ended March 31, 1995 and 1994, the Fund paid $741,411 and $925,131, respectively, in Investment Advisory Fees to Thomas H. Lee Advisors I.

6.  Fund Administration Fee

   ML Fund Administrators Inc. (an affiliate of the Managing General Partner) performs the operational and administrative services necessary for the management of the Fund. As compensation for its services, the Fund Administrator is entitled to receive from the Fund an annual amount equal to the greater of $400,000 or 0.45% of the Net Proceeds Available for Investments subject to certain reductions as specified in the Fund's Partnership Agreement. The Fund Administration Fee is calculated and paid quarterly, in advance. For the three months ended March 31, 1995 and 1994, the Fund paid $421,846 and $461,761, respectively, in Fund Administration Fees.

   All of the Fund's expenses for accounting, audits, printing, tax preparation and other administrative services (excluding the costs of bonding and extraordinary legal expenses) are paid by the Fund Administrator from its fees.

7.  Independent General Partners' Fees

   As compensation for services rendered to the Fund, each of the three Independent General Partners receives $40,000 annually in quarterly installments, $1,000 for each meeting of the General Partners attended and $1,000 for each committee meeting attended ($500 if a committee meeting is held on the same day as a meeting of the General Partners) plus reimbursement for any legal and out-of-pocket expenses. Also, on March 6, 1995, the Fund paid to each Independent General Partner $5,497 as a non-recurring, additional compensation with respect to 1994.

   For the three months ended March 31, 1995 and 1994, the Fund incurred $98,748 and $121,135, respectively, in Independent
General Partners' Fees and Expenses.

8.  Investment Transactions

   For the quarter ended March 31, 1995, there were no purchases of investment securities other than Temporary Investments.

   On January 26, 1995, the Fund sold its 14.25% C/D
Acquisition, Inc. Senior Subordinated Note plus accrued interest for $5,390,850 which resulted in a realized loss of $49,981 to the Fund.

   On February 16, 1995, the Fund sold all of its 20,568 shares of Hillsborough Holdings, Inc. ("Hillsborough") common stock at $.85 per share, realizing a loss of $85,357.

   On March 2, 1995, the bankruptcy court judge confirmed the reorganization plan for Hillsborough, which emerged from bankruptcy on March 17, 1995 as Walter Industries, Inc. The Fund will receive 547,200 shares of Common Stock in Walter Industries, Inc. in exchange for its $12 million of Subordinated Debt in Hillsborough. Limited trading of the stock has occurred on a when-issued basis. The March 31, 1995 closing price for the stock was $11 1/4.

   On March 21, 1995, Playtex Products, Inc., formerly Playtex FP Group Incorporated, ("Playtex"), announced that it will sell an approximate 40% stake in Playtex for $180 million, or $9.00 per share, to an investment group led by Haas Wheat & Harrison. The proceeds from the Haas Investment will be used to retire a portion of the company's long-term debt. In addition, Playtex renegotiated its senior debt facility, led by Chemical Bank, which will reduce the rate of the company's senior borrowings. These changes in Playtex's capital structure will reduce Playtex's annual interest costs by approximately $20 million. Furthermore, the Haas Investment is expected to allow Playtex more freedom to pursue new growth opportunities. None of the existing shareholders, including the Fund, will sell stock in connection with the Haas Investment. The Fund continues to hold 1,406,204 shares of Playtex stock.

   On March 31, 1995, Omega Wire, Inc. ("Omega") redeemed $15 million of its 15% Senior Subordinated Notes which the Fund owned. Omega also paid a $900,000 prepayment penalty which resulted in a realized gain for the Fund. The Fund also sold 80,000 shares of common stock of THL-Omega Holding Corporation to a third party at a price of approximately $301 per share. This sale of common stock resulted in a realized gain of $23,762,641 for the Fund.

   For the quarter ended March 31, 1995, the proceeds and costs from the sales of investments other than Temporary Investments aggregated $44,950,142 and $20,422,840, respectively. This resulted in a net realized gain of $24,527,302 from investments during the quarter ended March 31, 1995. For additional information, please refer to the Supplemental Schedule of Realized Gains and Losses (Schedule 1) on page 32.

   At March 31, 1995, the Fund had a total of $316,209,435 invested in Mezzanine Investments (including $20,706,889 of payment-in-kind securities, which excludes $81,267,344 of payment-in-kind securities received from notes placed on non-accrual status), representing $298,609,393 Managed and $17,600,042 Non-
Managed portfolio investments.

   Because the Fund primarily invests in high-yield private placement securities, the risk of loss upon default by an issuer is greater than with investment grade securities because high-yield securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, high-yield issuers usually have higher levels of indebtedness and are more sensitive to adverse economic conditions.

   Although the Fund cannot eliminate its risks associated with its investments in high-yield securities, it has procedures in place to continually monitor its risks associated with its investments under a variety of market conditions. Any potential Fund loss would generally be limited to its investment in the portfolio company reflected in the portfolio of investments. See
Note 11 for information concerning commitments and guarantees.

   Should bankruptcy proceedings commence, either voluntarily or by action of the court against a portfolio company, the ability of the Fund to liquidate the position or collect proceeds from the action may be delayed or limited.

9.  Unrealized Appreciation and Depreciation of Investments

   For the quarter ended March 31, 1995, the Fund recorded net unrealized depreciation of $13,315,018 and as of this date, the Fund's cumulative net unrealized depreciation on investments totalled $10,732,350.

   For the quarter ended March 31, 1994, the Fund recorded net unrealized depreciation of $35,383,844.

   For additional information, please refer to the Supplemental
Schedule of Unrealized Appreciation and Depreciation (Schedule 2) on pages 33 - 34.

10.  Non-Accrual of Investments

   In accordance with the Fund's Accounting Policy, the following notes have been on non-accrual status since the date indicated:

- -  BeefAmerica Incorporated on July 1, 1990.
- -  Chadwick-Miller, Inc. on January 1, 1993.

11.  Commitments and Guarantees

   On October 12, 1989, the Fund established a $4 million standby letter of credit issued to Citibank as security for part of its loan to BeefAmerica, Inc. On January 31, 1993, the Fund established an additional $4 million as security, which increased the amount of the standby letters of credit for BeefAmerica's Senior Bank Group to $8 million. On January 12, 1995, the $4 million letter of credit issued in 1993 was cancelled leaving only a $4 million standby letter of credit issued by the Fund.

   On January 20, 1992, the Fund entered into a commitment to guarantee up to $150,480 to support an obligation of a subsidiary of Alliance International Group, Inc. The amount of such guarantee represents the Fund's pro-rata portion of a $600,000 aggregate additional advance provided by the senior lender of Alliance.

   On April 13, 1994, the Fund and the Lee Affiliates agreed to severally guarantee ultimate payment to Diet Center's legal counsel for all past and ongoing legal services rendered in connection with the Diet Center franchise litigation (see Note 13 to the financial statements). The Fund guaranteed 85.71% and the Lee Affiliates guaranteed 14.29% of such fees. On December 8, 1994, Diet Center's Senior Bank Lender foreclosed on Diet Center's assets, terminating the Fund's guarantee. In addition, from June 28 to December 8, 1994, the Fund guaranteed the payment of certain other expenses in connection with such litigation and the Lee Affiliates entered into similar agreements in proportion to their equity. During 1994, the Fund paid legal and expert witness fees in connection with the Diet Center litigation totalling $1,046,681.

12.  Litigation

   On March 9, 1989, a number of franchisees of Diet Center,
Inc. initiated a suit in San Francisco Superior Court challenging Diet Center's 50 cent increase in the Continuing License Fee which is paid by all franchisees on a per dieter, per day basis. Plaintiffs alleged that all defendants (including the Fund, its Investment Adviser and Thomas H. Lee) conspired to finance the leveraged buy-out of Diet Center's corporate parent, American Health Companies Inc., by wrongfully increasing the License Fee. Plaintiffs subsequently filed an amended fraudulent conveyance count. On January 27, 1995 Judge Baxter of the San Francisco Supreme Court issued a written opinion after trial in which she ruled in favor of all defendants (including, the Fund, its Investment Adviser and Thomas H. Lee) on plaintiffs' allegation that the leveraged buy-out of American Health Companies, Inc. was a constructively fraudulent conveyance. The Court had previously granted summary judgment to the Fund, the Thomas H. Lee Company and Thomas H. Lee on plaintiffs' other allegations against those defendants. The time period for plaintiffs' to file an appeal has not yet expired.

   On September 7, 1991, the Fund brought suit in the Court of Common Pleas for the County of Greenville, South Carolina against Deloitte & Touche in connection with Deloitte & Touche's audit opinions on the financial statements of Emb-Tex Corporation, formerly an operating subsidiary of a portfolio company of the Fund. The Fund contends that the value of Emb-Tex Corporation's inventory and operating income were substantially overstated in its financial statements. The Fund seeks actual and punitive damages in connection with the loss of its aggregate $18 million investment. Deloitte & Touche has obtained a summary judgment in its favor and the Fund is pursuing an appeal in the appellate courts of South Carolina.

   On October 18, 1991, one Limited Partner of the Fund commenced a class action in the Supreme Court of the State of New York in the County of New York, on behalf of a class of all Limited Partners of record during 1990 or their successors in interest, against the Fund's Managing General Partner, Individual General Partners, Investment Adviser and certain of their affiliates. The complaint alleges that the defendants breached the Fund's Partnership Agreement in 1990 by causing the Fund to pay $7,554,855 in incentive compensation to the Managing General Partner with respect to that year. The complaint seeks monetary damages in the amount of $7,554,855, together with interest, and other relief. The defendants believe that the claim is without merit and sought to have it dismissed. The court denied the defendants' motion for summary judgment, and the defendants filed an interlocutory appeal to the New York Supreme Court, Appellate Division, which was denied. Thereafter, defendants moved to decertify the class and that motion was denied. A trial was held in late January, 1995. Whether or not the plaintiff prevails, the Fund may be obligated to indemnify and advance litigation expenses to one or more of the defendants under the terms and conditions of various indemnity provisions of the Fund's Partnership Agreement and separate indemnification agreements. The Fund has advanced litigation expenses to the indemnified parties based upon amounts which are deemed reimbursable in accordance with the indemnification provisions and has included these amounts in professional fees. The final outcome of this case is not determinable at this time.

   On October 14, 1993, a Limited Partner commenced a putative class action in the U.S. District Court for the District of Delaware, purportedly on behalf of all persons who purchased limited partnership interests in the Fund between August 12, 1987 and the date of filing of the complaint, against the Fund, the Managing General Partner, the Individual General Partners, the Investment Adviser to the Fund and certain named affiliates of such persons. As amended, the complaint alleges that the defendants operated the Fund, and caused it to make certain investments, for the benefit of some or all of the defendants at the expense of the Fund's Limited Partners in breach of defendants' fiduciary and contractual duties to the Limited Partners, thereby violating federal securities laws applicable to the Fund and its affiliates under the Investment Company Act of 1940, as amended, as well as Delaware state law. The plaintiff seeks an accounting, rescission, rescissory or actual damages and punitive damages. The defendants in this action believe that the claims are without merit and have moved to dismiss them. By Order dated September 30, 1994 and Opinion dated October 14, 1994, the court granted in part and denied in part defendants' motion to dismiss the amended complaint, dismissing plaintiffs' claims with respect to several investments as time-barred and dismissing all claims for aiding and abetting liability under the Investment Company Act of 1940. Whether or not the plaintiff prevails on any remaining claims, the Fund may be obligated to indemnify and advance litigation expenses to certain of the defendants under the terms and conditions of various indemnity provisions in the Fund's Partnership Agreement and separate indemnification agreements, and the amounts of such indemnification and expenses could be material. The outcome of this case is not determinable at this time. The Fund has incurred litigation expenses which are recorded in professional fees.

13.  Related Party Transactions

   Certain of the Mezzanine Investments and Bridge Investments which were made by the Fund involve co-investments with entities affiliated with the Investment Adviser. Such co-investments are generally prohibited absent exemptive relief from the Securities and Exchange Commission (the "Commission"). As a result of these affiliations and the Fund's expectation of engaging in such co-investments, the Fund sought an exemptive order from the Commission allowing such co-investment, which was received on September 23, 1987. An additional exemptive order allowing co-investment with ML-Lee Acquisition Fund II, L.P. ("Fund II") and ML-Lee Acquisition Fund (Retirement Accounts) II, L.P. ("Retirement Fund") was received from the Commission on September 1, 1989. The Fund's investments in Managed Companies, and in certain cases its investments in Non-Managed Companies, typically involve the entry by the Fund and other equity security holders into stockholders' agreements. While the provisions of such stockholders' agreements vary, such agreements may include provisions as to corporate governance, registration rights, rights of first offer or first refusal, rights to participate in sales of securities to third parties, rights of majority stockholders to compel minority stockholders to participate in sales of securities to third parties, transfer restrictions and preemptive rights.

   Thomas H. Lee Company, a sole proprietorship owned by Thomas
H. Lee, an Individual General Partner of the Fund and an affiliate of the Investment Adviser, typically performs certain management services for Managed Companies and receives management fees in connection therewith, usually pursuant to written agreements with such companies. In addition, certain of the Portfolio Companies have contractual or other relationships pursuant to which they do business with one another.

   Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S") is an affiliate of the Managing General Partner. MLPF&S and certain of its affiliates, in the ordinary course of their business, perform various financial services for various portfolio companies of the Fund, which may include investment banking services, broker/dealer services and economic forecasting, and receive in consideration therewith various fees, commissions and reimbursements. Furthermore, MLPF&S and its affiliates or investment companies advised by affiliates of MLPF&S may, from time to time, purchase or sell securities issued by portfolio companies of the Fund in connection with their ordinary investment operations.

   During the quarter ended March 31, 1995, the Managing General
Partner received a fourth quarter 1994 cash distribution in the amount of $76,024.69, representing its 1% interest in the Fund.
This cash distribution was paid on February 14, 1995.

14.  Reserves

     In February 1993, the Fund established a $15 million reserve to provide funds for follow-on investments and to pay expenses. As of December 31, 1994, the reserve balance was reduced to approximately $3.1 million due to follow-on investments in CMI Holding Corp., Diet Center Inc., Duro-Test Corporation, Health o meter and Petco of $2.25 million, $444,861, $2.6 million, $3.28 million and $529, respectively, along with a distribution to partners in the second quarter of 1993 of $424,264 and a payment of $2.9 million to First Chicago to pay down the Fund's loan.

15.  Income Taxes (Statement of Financial Accounting Standards
     No. 109)

   No provision for income taxes has been made since all income and losses are allocated to the Fund's partners for inclusion in their respective tax returns.

   Pursuant to Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes, the Fund is required to disclose any difference in the tax bases of the Fund's assets and liabilities versus the amounts reported in the financial statements. Generally, the tax bases of the Fund's assets approximate the amortized cost amounts reported in the financial statements. This amount is computed annually and as of December 31, 1994, the tax bases of the Fund's assets are greater than the amounts reported in the financial statements by $21,040,094.
This difference is primarily attributable to unrealized depreciation on investments which has not been recognized for tax purposes.

16.  Subsequent Events

   On March 31, 1995 Petco Animal Supplies, Inc. announced a public offering of 3 million shares of common stock, of which approximately 2 million would be sold by Petco and 1 million would be sold by Petco's shareholders, including the Fund. The offering was effected on April 27, 1995 and the Fund sold 921,661 shares of common stock at a net price per share of $19.7125. The Fund received proceeds of $18,168,242, realizing a gain of $3,292,291. The underwriter has an overallotment option which allows it to sell up to 138,250 additional shares of the Fund's Petco common stock at any time until May 27, 1995, the overallotment option's expiration date.

   On May 8, 1995, the Individual General Partners approved the first quarter 1995 cash distribution totalling $44,671,712, which consists of $24,662,641 from capital gains from sales of securities, $20,287,502 from return of capital and $32,507 from net investment income from Temporary Investments partially offset by a net investment loss of $310,938 from Mezzanine Investments during the first quarter. The total amount distributed to Limited Partners was $44,225,008 or $90.72 per unit. The Managing General Partner will receive $446,710, representing its 1% interest in the Fund. This cash distribution will be paid on May 15, 1995.

                           SCHEDULE 1
                  ML-LEE ACQUISITION FUND, L.P.
        SUPPLEMENTAL SCHEDULE OF REALIZED GAINS (LOSSES)
              FOR THE QUARTER ENDED MARCH 31, 1995
                     (DOLLARS IN THOUSANDS)
                           (UNAUDITED)

                              NUMBER                          REALIZED
                                OF      ORIGINAL     NET        GAIN/
SECURITY                      SHARES/     COST     PROCEEDS    (LOSS)
                             PRINCIPAL
Chiat/Day, Inc. Advertising
  Sr. Subordinated Note       $ 5,000   $ 5,000     $ 4,950     $   (50)
Hillsborough Holdings
Corporation
  Common Stock                 20,658       103          17         (86)
Omega Wire, Inc.
  Sr. Subordinated Note       $15,000    15,000      15,900         900
  Common Stock                 80,000       320      24,083      23,763

TOTAL                                   $20,423     $44,950     $24,527

                                   SCHEDULE 2
                          ML-LEE ACQUISITION FUND, L.P.
        SUPPLEMENTAL SCHEDULE OF UNREALIZED APPRECIATION AND DEPRECIATION
                       FOR THE PERIOD ENDED MARCH 31, 1995
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                Unrealized
                                               Appreciation      Total          Total
                                                     /         Unrealized    Unrealized
                             Investm    Fair   (Depreciatio  Appreciation/  Appreciation
SECURITY                       ent     Value    n) for the   (Depreciation        /
                               Cost               Quarter          )        (Depreciatio
                                                Ended March   at December        n)
                                                 31, 1995       31, 1994    at March 31,
                                                                                1995
PUBLICLY TRADED/UNDERLYING
  SECURITY PUBLICLY TRADED:
Celebrity, Inc.
  Common Stock*               $   225  $   113       $    37       $  (149)      $  (112)
General Nutrition
Companies, Inc.
  Convertible Subordinated     40,000  113,729       (5,123)         78,852        73,729
  Notes*
  Common Stock                  3,236   38,121       (1,717)         36,602        34,885
  Warrants                          -    9,634         (529)         10,163         9,634
Health o meter
  Common Stock*                 4,552    5,666           293            821         1,114
Petco Animal Supplies
  Common Stock(a)              32,142   41,819        12,944        (3,267)         9,677
Playtex Family Products
Corporation
  Common Stock                  3,255   11,250         1,231          6,764         7,995
SFX Broadcasting, Inc.
  Common Stock                  4,880      592           111        (4,399)       (4,288)
Stanley Furniture Company
  Common Stock                 33,522   19,063       (7,692)        (6,767)      (14,459)
TOTAL UNREALIZED
APPRECIATION
  (DEPRECIATION) FROM
PUBLICLY
  TRADED/UNDERLYING
SECURITIES
  PUBLICLY TRADED                                    $ (445)      $ 118,620     $ 118,175

*   Underlying security
publicly traded.
(a) Restricted security.

                                   SCHEDULE 2
                          ML-LEE ACQUISITION FUND, L.P.
        SUPPLEMENTAL SCHEDULE OF UNREALIZED APPRECIATION AND DEPRECIATION
                       FOR THE PERIOD ENDED MARCH 31, 1995
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                Unrealized
                                               Appreciation      Total          Total
                                                     /         Unrealized    Unrealized
                             Investm    Fair   (Depreciatio  Appreciation/  Appreciation
SECURITY                       ent     Value    n) for the   (Depreciation        /
                               Cost               Quarter          )        (Depreciatio
                                                Ended March   at December        n)
                                                 31, 1995       31, 1994    at March 31,
                                                                                1995
NONPUBLIC SECURITIES:
BeefAmerica Incorporated
  Senior Subordinated Note    $20,000  $10,000       $     -      $(10,000)     $(10,000)
  Subordinated Notes           38,928        -             -       (38,928)      (38,928)
  Preferred Stock              40,050        -             -       (40,050)      (40,050)
  Common Stock                  2,000        -             -        (2,000)       (2,000)
Chadwick-Miller, Inc.
  Common Stock                  3,736    1,929             -        (1,807)       (1,807)
Charter Medical Corporation
  Common Stock Warrants             4        -             -            (4)           (4)
Duro-Test Corporation
  Preferred Stock               2,618    2,618             -              -             -
  Common Stock                 36,045    5,582             -       (30,463)      (30,463)
Hillsborough Holdings
Corporation
  Subordinated Note                 -        -         6,000        (6,000)             -
  Common Stock                      -        -           103          (103)             -
Omega Wire, Inc.
  Common Stock                      -        -      (12,971)         12,971             -
SWO Holdings Corporation
  Common Stock                    250      595             -            345           345
Walter Industries, Inc.
  Common Stock                 12,000    6,000       (6,000)              -       (6,000)

TOTAL UNREALIZED
DEPRECIATION
  FROM NONPUBLIC SECURITIES                         (12,868)      (116,039)     (128,907)

NET UNREALIZED APPRECIATION
  (DEPRECIATION)                                   $(13,313)      $   2,581    $ (10,732)


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity & Capital Resources

   As of March 31, 1995, the Fund had a total of $316,209,435 (including $4,098,017 of payment-in-kind notes and $16,608,872 of payment-in-kind equity, which excludes $81,267,344 of payment-in-kind securities received from notes placed on non-accrual status) invested in Mezzanine Investments, representing $298,609,393 Managed and $17,600,042 Non-Managed portfolio investments. These investments were financed by net offering proceeds and debt financing. This represents a $20,422,837 decrease versus the total at December 31, 1994 of $336,632,272. The decrease in gross assets is due primarily to the sales and redemptions of Portfolio Investments. The Fund's Mezzanine Investments consist of high-yield subordinated debt and/or preferred stock linked with an equity participation in middle market companies typically issued in private placement transactions and are usually subject to restrictions on the transfer or sale of the security, thereby limiting their liquidity.

   Excluding subordinated notes placed on non-accrual status, the Fund during the three months ended March 31, 1995, received no additional debt securities in lieu of cash interest payments ("payment-in-kind") as provided in certain of its subordinated note investments. As of March 31, 1995, the Fund has in its portfolio investments $20,706,889 of payment-in-kind securities which excludes $81,267,344 of payment-in-kind securities received from notes placed on non-accrual status.

   On August 13, 1991, the Fund completed a refinancing of its credit agreement with a lending group led by The First National Bank of Chicago ("First Chicago"). The new agreement provided the Fund with a maximum credit facility of $140 million, consisting of a $100 million term loan and a $40 million revolving credit line, both maturing on July 31, 1998. The Fund has pledged substantially all of its securities to secure repayment of this facility. The agreement generally provided for mandatory prepayments, and a permanent reduction in the credit facility, equal to the lesser of cost or cash proceeds in the event of the sale or other cash disposition of Mezzanine Investments.

   On October 29, 1993, the Fund entered into an amendment to its credit agreement enabling the Fund to make prepayments of the term loan at any time and without any corresponding reduction to the revolving credit line. On January 6, 1994, the Fund paid down its term loan by $6.2 million ($3.3 million of this amount was set aside from fourth quarter 1993 gains and $2.9 million was utilized from the Fund's reserve). In addition, due to sales of securities, the Fund made a series of mandatory loan paydowns in the first quarter of 1994, aggregating to $3,394,004. As of March 29, 1994, the outstanding term loan was paid in full. As of March 31, 1995, the Fund's maximum credit facility had been reduced to $19,894,240 due to loan paydowns from the sales of Mezzanine Investments. Of this amount the Fund had utilized $4 million to support a letter of credit established by the Fund, leaving an unused revolving line of credit of $15,894,240.

   The Fund is now in its ninth year of operation. Since a number of investments have already been repaid or sold and a number of other portfolio companies are unable to pay current interest to the Fund, cash dividends, interest and other income expected to be received by the Fund in the near future might not cover the Fund's expenses. Distribution from operations in the future, if any, will therefore be minimal. Future cash distributions to Limited Partners will be mostly derived from capital proceeds and gains resulting from sales of securities. The amount and timing of asset sales are dependent on future market conditions and therefore are inherently unpredictable. Generally, the proceeds generated from the sale of the Fund's investments will be distributed to partners only after application of the original cost of the investments, and in some cases an additional amount, to repay the Funds' outstanding loan if any, or to replenish the Fund's reserve. To fund the anticipated cash flow shortfall in the near future and to maintain adequate reserves for possible follow-on investments, the Fund had reserved $15 million of the proceeds received from the Playtex notes sale in February, 1993. A portion of the reserve was used to make follow-on investments of $444,861, $2.6 million, $2.25 million, $3.28 million and $529 in Diet Center, Duro-Test Corp., Chadwick-Miller, Health o meter and Petco, respectively, along with a distribution to partners in the second quarter of 1993 of $424,264. In addition, $2.9 million was utilized from the reserve to paydown a portion of the First Chicago loan on January 6, 1994. The Fund's reserve balance as of March 31, 1995 was reduced to approximately $3.1 million. The Fund has invested its remaining $3.1 million reserve in Temporary Investments. As of March 1, 1995, the Independent General Partners have approved retention of the reserve at its current level.

   On March 31, 1995 Petco Animal Supplies, Inc. announced a public offering of 3 million shares of common stock, of which approximately 2 million would be sold by Petco and 1 million would be sold by Petco's shareholders, including the Fund. The offering was effected on April 27, 1995 and the Fund sold 921,661 shares of common stock at a net price per share of $19.7125. The Fund received proceeds of $18,168,242, or $36.89 per limited partnership $1,000 unit, realizing a gain of $3,292,291. The proceeds from the sale will be distributed with the second quarter cash distribution on or about August 14, 1995. The underwriter has an overallotment option which allows it to sell up to 138,250 additional shares of the Fund's Petco common stock at any time until May 27, 1995, the overallotment option's expiration date.

Investment in High-Yield Securities

   The Fund invests primarily in subordinated debt and preferred stock securities ("High-Yield Securities"), generally linked with an equity participation, issued in conjunction with the mezzanine financing of privately structured, friendly leveraged acquisitions, recapitalizations and other leveraged financings. High-Yield Securities are debt and preferred equity securities that are unrated or are rated by Standard & Poor's Corporation as BB or lower and by Moody's Investor Services, Inc. as Ba or lower. Risk of loss upon default by the issuer is significantly greater with High-Yield Securities than with investment grade securities because High-Yield Securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, these issuers usually have high levels of indebtedness and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than investment grade issuers. Most of these securities are subject to resale restrictions and have no quoted market price.

   Although the Fund cannot eliminate the risks associated with its investments in High-Yield Securities, it has established risk management policies. The Fund subjected each prospective investment to rigorous analysis and made only those investments that were recommended by the Investment Adviser and that met the Fund's investment guidelines or that had otherwise been approved by the Managing General Partner and the Independent General Partners. Fund investments were measured against specified Fund investment and performance guidelines. To limit the exposure of the Fund's capital in any single issuer, the Fund limits the amount of its investment in a particular issuer. However, due to the substantial increase in the fair value of the Fund's investment securities of General Nutrition Companies, Inc., over 44% of the Fund's total assets (on a fair value basis) is now invested in this issuer. Future results will be significantly affected by changes in the market value of General Nutrition Companies, Inc. Common Stock. The Fund's Investment Adviser also continually monitors portfolio companies in order to minimize the risks associated with its investments in High-Yield Securities.

   Certain issuers of securities held by the Fund (Celebrity, General Nutrition Companies, Healthtrust, Petco, Playtex, SFX Broadcasting Inc., Stanley Furniture and in part, Health o meter) have registered their equity securities in public offerings. Although the equity securities of the same class presently held by the Fund (except Celebrity, Stanley Furniture and in part, Health o meter) were not registered in these offerings, the Fund has the ability under Rule 144 under the Securities Act of 1933 to sell publicly traded equity securities held by it for at least two years on the open market, subject to the volume restrictions set forth in that rule. The Rule 144 volume restrictions generally are not applicable to equity securities of non-affiliated companies held by the Fund for at least three years (currently, SFX Broadcasting). The Fund in certain cases has agreed not to make any sales of equity securities for a specified hold-back period following a public offering.

   The Investment Adviser reviews each portfolio company's financial statements quarterly. In addition, the Investment Adviser routinely reviews and discusses financial and operating results with the company's management and, where appropriate, attends board of director meetings. In some cases, representatives of the Investment Adviser, acting on behalf of the Fund (and affiliated investors where applicable), serve as one or more of the directors on the boards of portfolio companies. The Fund may, from time to time, make follow-on investments to the extent necessary to protect or enhance its existing investments.

Results of Operations

Investment Income and Expenses

   For the three months ended March 31, 1995, the Fund had a net investment loss from operations of $158,386, as compared to net investment income of $11,966,753 for the same period in 1994. The total investment income earned on investments for the three months ended March 31, 1995 was $2,488,281 of which $2,329,819 was earned from Mezzanine Investments and $158,462 was earned from Temporary Investments. For the same period in 1994, total investment income earned on investments was $13,934,260 of which $13,717,657 was earned from Mezzanine Investments and $216,603 was earned from Temporary Investments.

   The decrease in the 1995 net investment income versus the comparative period in 1994 reflects the 1994 recognition of prior year's income of Petco Animal Supplies. In addition, this decrease was partially due to higher professional and Independent General Partners' legal fees and offset by a lower Investment Advisory Fee, Fund Administration Fee and interest expense. The gradual economic recovery and the higher level of consumer and business confidence has improved the sales and profit levels of some of the Fund's portfolio companies. As long as these business and economic conditions improve, they should continue to improve the Fund's performance.

   Major expenses for the period consisted of professional fees, the Investment Advisory Fee, the Fund Administration Fee and loan fees.

   Professional fees paid by the Fund consist primarily of legal fees incurred in conjunction with litigation. Professional fees for the three months ended March 31, 1995 and 1994 were $1,200,095 and $200,526, respectively. This increase is attributable to litigation expenses incurred by the Fund and legal fees required to be advanced by the Fund in connection with the litigation described in Note 12 to the Financial Statements.

   The Investment Adviser and Fund Administrator receive their compensation on a quarterly basis. The total Investment Advisory Fee paid to the Investment Adviser for the three months ended March 31, 1995 was $741,411 compared with $925,131 for the three months ended March 31, 1994. The fee is calculated at an annual rate of 1% of assets under management, subject to certain reductions as specified in the Fund's Partnership Agreement with a minimum annual payment of $1,200,000. The decrease in 1995 as compared to 1994 Investment Advisory Fee is a direct result of the reductions in outstanding borrowings, sales of investments, returns of capital to partners and realized losses on investments.

   The total Fund Administration Fee paid to the Fund Administrator for the three months ended March 31, 1995 was $421,846 and was calculated at an annual rate of 0.45% of net offering proceeds reduced by one-half of the realized loss and distributions of capital. For the three months ended March 31, 1994, the Fund Administration Fee was $461,761.

   All fund expenses for accounting, audits, printing, tax preparation and other administrative services (excluding the costs of bonding and extraordinary legal expenses) are paid by the Fund Administrator from its fees.

   On October 19, 1995, the calculation of the Fund Administration Fee will change to an annual rate of the sum of $300,000 per year and all actual out-of-pocket expenses incurred on behalf of the Fund by the Fund Administrator (but not for compensation of the executive officers of the Fund Administrator), but in no event exceeding in aggregate the annual amount of $2.0 million.

   Loan fees consist of fees on the unused portion of the Fund's facility, loan administration fees, amortization of the loan advisory and facility fees and various miscellaneous fees attributable to the facility. Loan fees for the three months ended March 31, 1995 and 1994, totalled $182,223 and $198,609, respectively. The decrease of $16,386 for the three months ended March 31, 1995 versus the same period in 1994 is primarily due to reductions of the Credit Facilities as described in Note 4 to the Financial Statements.

Net Assets

   The Fund's net assets increased by $3,451,044 during the quarter ended March 31, 1995, primarily due to net realized gains of $24,527,302, offset by additional net unrealized depreciation of $13,315,018, cash distributions of $7,602,855 and a net investment loss of $158,386.

   The Fund's valuation of the Common Stock of Celebrity,
General Nutrition Companies, Health o meter, Petco, Playtex, SFX Broadcasting and Stanley Furniture reflect their closing market price at March 31, 1995. General Nutrition Companies, Inc. Warrants are valued at the common stock's closing market price less the Fund's current warrant exercise price. The Fund's General Nutrition Companies, Inc. convertible notes are valued at the common stock closing market price as adjusted by the conversion rate.

   The General Nutrition Companies Inc., Health o meter (in part), Petco and Playtex securities held by the Fund are restricted securities under the Securities and Exchange Commission's Rule 144 and can only be sold under that rule, in a registered public offering, or pursuant to an exemption from the registration requirement. In addition, resale in some cases is restricted by lockup or other agreements. The Fund may be considered an affiliate of Health o meter and Stanley Furniture under the Securities and Exchange Commission's Rule 144, and therefore, any resale of Health o meter or Stanley Furniture securities under Rule 144 is limited by the volume limitations in that rule. Accordingly, the values referred to in the financial statements for the remaining General Nutrition Companies, Inc., Health o meter, Petco, Playtex and Stanley Furniture securities held by the Fund do not necessarily represent the prices at which these securities could currently be sold.

   As overall economic, market and business conditions improve, the sales and profit levels of some of the Fund's companies have increased, resulting in higher valuations for some of the Fund's equity investments, primarily General Nutrition Companies, Inc. and to a lesser extent Petco Animal Supplies.

   The Fund's net assets decreased by $45,664,865 during the quarter ended March 31, 1994, primarily due to additional net unrealized depreciation of $35,383,844 and cash distributions to partners of $29,052,375 partially offset by net investment income of $11,966,753 and realized gain of $6,804,601.

Unrealized Appreciation and Depreciation and Non-Accrual of
Investments

   For the quarter ended March 31, 1995, the Fund recorded net unrealized depreciation of $13,315,018 and on this date, the Fund's cumulative net unrealized depreciation on investments totalled $10,732,350.

   For the quarter ended March 31, 1994, the Fund recorded net unrealized appreciation of $35,383,844.

   The Managing General Partner and Investment Adviser review the valuation of the Fund's portfolio investments that do not have a readily ascertainable market value on a quarterly basis with final approval from the Individual General Partners. Portfolio Investments are valued at original cost plus accrued value in the case of original issue discount or deferred pay securities. Such investments will be revalued if there is an objective basis for doing so at a different price. Investments will be written down in value if the Managing General Partner and Investment Adviser believe adverse credit developments of a significant nature require a write-down of such securities. Investments will be written up in value only if there has been an arms length third party transaction to justify the increased valuation.

   A majority of the Fund's assets (at cost) are invested in private placement securities for which there are no ascertainable market values. Although the Managing General Partner and Investment Adviser use their best judgment in estimating the fair value of these investments, there are inherent limitations in any estimation technique. Therefore, the fair value estimates presented herein are not necessarily indicative of the amount which the Fund could realize in a current transaction.

   The information presented herein is based on pertinent information available to the Managing General Partner and Investment Adviser as of March 31, 1995. Although the Managing General Partner and Investment Adviser are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time, and the current estimated fair value of these investments may have changed significantly since that point in time.

   The fair value of the Fund's investment in General Nutrition Companies securities at March 31, 1995, totals over $161 million, or over 44% of the Fund's total assets (at fair value). Due to the high concentration of the Fund's assets in this one company, future results will be significantly affected by changes in the value of General Nutrition Companies Common Stock.

   For additional information, please refer to the Supplemental
Schedule of Unrealized Appreciation and Depreciation (Schedule 2) on pages 33 - 34.

Realized Gains and Losses

   The net realized gain on investments for the quarter ended
March 31, 1995 was $24,527,302 compared to a net realized gain of $6,804,601 for the same period in 1994.

   For additional information, please refer to the Supplemental
Schedule of Realized Gains and Losses (Schedule 1) on page 32.

Cash Distributions

   On May 8, 1995, the Individual General Partners approved the first quarter 1995 cash distribution totalling $44,671,712, which consists of $24,662,641 from capital gains from sales of securities, $20,287,502 from return of capital and $32,507 from net investment income from Temporary Investments partially offset by a net investment loss of $310,938 from Mezzanine Investments during the first quarter. The total amount distributed to Limited Partners was $44,225,008 or $90.72 per unit. The Managing General Partner will receive $446,710, representing its 1% interest in the Fund. This cash distribution will be paid on May 15, 1995.

Part II - Other Information

   Items 1 - 5 are herewith omitted as the response to all items is either none or not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

     Exhibit 27, Article 6 - Financial Data Schedule for the first quarter ended March 31, 1995.

(b) Reports on Form 8-K:

   A current report on Form 8-K was filed on March 22, 1995, describing the sale of a portfolio company.

                           SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of May, 1995.


                      ML-LEE ACQUISITION FUND, L.P.

                      By:  Mezzanine Investments, L.P.,
                      Managing General Partner

                      By:  ML Mezzanine Inc.,
                      its General Partner


Dated: May 12, 1995   /s/  Joseph W. Sullivan
                      Joseph W. Sullivan
                      Vice President and Treasurer
                      (Chief Financial Officer)


Dated: May 12, 1995   /s/  Audrey Bommer
                      Audrey Bommer
                      Vice President and Assistant
                      Treasurer (Chief Accounting Officer)

                           SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of May, 1995.


                      ML-LEE ACQUISITION FUND, L.P.

                      By:  Mezzanine Investments, L.P.,
                      Managing General Partner

                      By:  ML Mezzanine Inc.,
                      its General Partner


Dated: May 12, 1995
                      Joseph W. Sullivan
                      Vice President and Treasurer
                      (Chief Financial Officer)


Dated: May 12, 1995
                      Audrey Bommer
                      Vice President and Assistant
                      Treasurer (Chief Accounting Officer)