Form 10-Q
period 1995-06-30
ML LEE ACQUISITION FUND L P
filed 1995-08-14
CIK 813343

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

              For the Period Ended June 30, 1995

                 Commission File Number 0-15669

                  ML-LEE ACQUISITION FUND, L.P.
     (Exact name of registrant as specified in its Charter)

         Delaware                             13-3426817
(State or other jurisdiction    (IRS Employer Identification No.)
of incorporation or organization)

                     World Financial Center
                    South Tower - 23rd Floor
                  New York, New York 10080-6123
      (Address of principal executive offices and zip code)

Registrant's telephone number, including area code:(212) 236-7339
Securities registered pursuant to Section 12(b) of the Act:  None
Name of each exchange on which registered:  Not Applicable
Securities registered pursuant to Section 12(g) of the Act:

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

                  ML-LEE ACQUISITION FUND, L.P.

                        TABLE OF CONTENTS


                 PART I - FINANCIAL INFORMATION

                                                     Page
Item 1.  Financial Statements

Statements of Assets, Liabilities and Partners'
  Capital as of June 30, 1995 and December 31, 1994     3

Statements of Operations - For the Three and Six
  Months Ended June 30, 1995 and 1994                   4

Statements of Changes in Net Assets - For the Six
  Months Ended June 30, 1995 and 1994                   5

Statements of Cash Flows - For the Six Months Ended
  June 30, 1995 and 1994                                6

Statement of Changes in Partner's Capital -
  At June 30, 1995                                      7

Schedule of Portfolio Investments - June 30, 1995       8

Notes to Financial Statements                          23

Supplemental Schedule of Realized Gains and Losses
  - (Schedule 1)                                       34

Supplemental Schedule of Unrealized Appreciation
  and Depreciation - (Schedule 2)                      35

Item 2.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations        37


                PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of
  Security Holders                                     45

Item 5.  Other Information                             45

Item 6.  Exhibits and Reports on Form 8-K              46

                  ML-LEE ACQUISITION FUND, L.P.
     STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
                     (DOLLARS IN THOUSANDS)
                                              June 30,
                                                1995        December
                                             (Unaudited)    31, 1994
ASSETS:
Investments - Notes 2,8,9
 Portfolio Investments, at fair value
  Managed Companies (amortized cost
   $282,314 at June 30, 1995 and
   $313,930 at December 31, 1994)            $323,111      $ 326,672
  Non-Managed Companies (amortized cost
   $17,600 at June 30, 1995 and $22,703
   at December 31, 1994)                        9,349         12,542
 Temporary Investments, at amortized cost
   (cost $24,562 at June 30, 1995 and
   $10,498 at December 31, 1994)               24,646         10,511
Cash (of which $3,441,997 is restricted
  at June 30, 1995) - Note 8                    3,443          3,442
Accrued Interest Receivable - Note 2              366          1,077
Prepaid Loan Fees - Notes 2,4                   1,969          2,299
Prepaid Expenses and Other Receivables              3              7
Receivable for Investments Sold                     -          1,227
TOTAL ASSETS                                 $362,887      $ 357,777

LIABILITIES AND PARTNERS' CAPITAL:

Liabilities
 Accounts Payable and Accrued Expenses       $     78      $     305
 Deferred Interest Income - Note 2                348            773
Total Liabilities                                 426          1,078

Partners' Capital - Note 2
  Managing General Partner                      1,965          1,908
  Limited Partners (487,489 Units)            360,496        354,791
Total Partners' Capital                       362,461        356,699

TOTAL LIABILITIES AND PARTNERS' CAPITAL      $362,887      $ 357,777


       See the Accompanying Notes to Financial Statements.

                                   ML-LEE ACQUISITION FUND, L.P.
                                      STATEMENTS OF OPERATIONS
                                             (UNAUDITED)
                                       (DOLLARS IN THOUSANDS)


                                   For the Three Months Ended  For the Six Months Ended
                                      June 30,      June 30,      June 30,    June 30,
                                        1995          1994          1995        1994
INVESTMENT INCOME - NOTE 2,8,10:
Interest                                 $1,061      $  292        $3,392    $  11,142
Discount                                    574         130           731          346
Dividends                                     -           -             -        2,868

  TOTAL INCOME                            1,635         422         4,123       14,356

EXPENSES:
Investment Advisory Fee - Note 5            765         907         1,506        1,832
Fund Administration Fee - Note 6            427         462           849          924
Loan Fees - Notes 2,4                       185         200           367          399
Independent General Partners' Fees
  and Expenses - Note 7                     120          32           219          153
Professional Fees                            38         206         1,238          406
Insurance Expense                             3           3             5            5
Interest Expense - Note 4                     -           -             -           58
TOTAL EXPENSES                            1,538       1,810         4,184        3,777

NET INVESTMENT INCOME (LOSS)                 97      (1,388)          (61)      10,579

NET REALIZED GAIN (LOSS) ON
  INVESTMENTS - NOTE 8 AND SCHEDULE 1     3,607          (2)       28,134        6,803

NET CHANGE IN UNREALIZED APPRECIATION
(DEPRECIATION) ON INVESTMENTS - NOTE 9
AND SCHEDULE 2
Publicly Traded Securities               46,477     (58,809)       40,032      (94,207)
Non Public Securities                    (3,200)        603       (10,068)         617
  Subtotal                               43,277     (58,206)       29,964      (93,590)

NET INCREASE (DECREASE) IN NET ASSETS
  RESULTING FROM OPERATIONS             $46,981    $(59,596)     $ 58,037     $(76,208)


            See the Accompanying Notes to Financial Statements.


                  ML-LEE ACQUISITION FUND, L.P.
               STATEMENTS OF CHANGES IN NET ASSETS
                           (UNAUDITED)
                     (DOLLARS IN THOUSANDS)

                                             For the Six Months Ended
                                              June 30,       June 30,
FROM OPERATIONS:                                1995          1994

Net Investment Income (Loss)                 $   (61)       $  10,579

Net Realized Gain on Investments              28,134            6,803

Net Change in Unrealized Appreciation
  (Depreciation) on Investments               29,964          (93,590)

Net Increase (Decrease) In Net
  Assets Resulting From Operations            58,037          (76,208)

Cash Distributions to Partners               (52,275)         (37,054)

Total Increase (Decrease)                      5,762         (113,262)

NET ASSETS:

Beginning of Period                          356,699          418,892

End of Period                              $ 362,461        $ 305,630

       See the Accompanying Notes to Financial Statements.


                                   ML-LEE ACQUISITION FUND, L.P.
                                    STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)
                                     (DOLLARS IN THOUSANDS)

                                                         For the Six Months Ended
                                                           June 30,    June 30,
                                                             1995        1994
Increase in Cash and Cash Equivalents
CASH FLOWS FROM OPERATING ACTIVITIES:
 Interest, Dividends and Discount Income                   $  4,336     $  7,849
 Investment Advisory Fee                                     (1,506)      (1,832)
 Interest Expense                                                 -          (58)
 Fund Administration Fee                                       (849)        (924)
 Professional Fees and Other Expenses                        (1,445)        (423)
 Loan Fees and Expenses                                         (54)         (32)
 Independent General Partners' Fees and Expenses               (222)        (177)
 (Purchase) Sale of Temporary Investments, Net              (14,064)      21,423
 Proceeds from Sale of Portfolio Company Investments         66,080       23,467
 Purchase of Portfolio Company Investments                        -       (2,644)
 Net Cash Provided by Operating Activities                   52,276       46,649
 CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayments of Borrowings, Net                                    -       (9,594)
 Cash Distributions to Partners                             (52,275)     (37,054)
 Net Cash Applied to Financing Activities                   (52,275)     (46,648)
 Net Increase in Cash                                             1            1
 Cash at Beginning of Period                                  3,442            -
 Cash at End of Period                                     $  3,443     $      1

                  RECONCILIATION OF NET INVESTMENT INCOME (LOSS) TO
                      NET CASH PROVIDED BY OPERATING ACTIVITIES

Net Investment Income (Loss)                               $    (61)    $ 10,579
Adjustments to Reconcile Net Investment Income (Loss)
  to Net Cash Provided by Operating Activities:
Decrease in Investments                                      22,655       22,493
Decrease in Receivable for Investments Sold                   1,227       15,008
(Increase) Decrease in Accrued Interest,
  Dividend and Discount Receivables                             214       (6,507)
Decrease in Prepaid Expenses                                    333          371
Decrease in Option Payable                                        -       (2,057)
Decrease in Professional Fees and Other Expenses Payable       (226)         (41)
Net Realized Gain on Investments                             28,134        6,803
Total Adjustments                                            52,337       36,070
Net Cash Provided by Operating Activities                  $ 52,276     $ 46,649

               See the Accompanying Notes to Financial Statements.

                  ML-LEE ACQUISITION FUND, L.P.
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                     (DOLLARS IN THOUSANDS)

                                         Managing
                                         General    Limited
                                         Partner    Partners    Total
For the Six Months Ended June 30, 1995
  Notes 3,8,9
Partners' Capital at January 1, 1995      $1,908   $354,791   $356,699
Allocation of Net Investment Loss             (1)       (60)       (61)
Allocation of Net Realized Gain on
  Investments                                281     27,853     28,134
Allocation of Net Change in Unrealized
  Depreciation                               300     29,664     29,964
Cash Distributions to Partners              (523)   (51,752)   (52,275)

Partners' Capital at June 30, 1995        $1,965   $360,496   $362,461

          See the Accompanying Notes to Financial Statements.


                                              ML-LEE ACQUISITION FUND, L.P.
                                      SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
                                                    JUNE 30, 1995
                                               (DOLLARS IN THOUSANDS)


  Principal                                                                                                    Fair    % Of
   Amount                                                                              Investment Investment   Value    Total
   Shares       Investment                                                               Date      Cost (f)  (Note 2) Investments
                MEZZANINE INVESTMENTS
                MANAGED COMPANIES

                ALLIANCE INTERNATIONAL GROUP, INC. (a)(e) - Note 11
$10,810         Alliance International Group, Sub. Note 10% due 12/31/97(c)            12/31/87   $10,810    $10,810
$267            Alliance International Group, Def. Int. Note 10% due 03/30/97(c)(h)    03/31/93       267        267
$276            Alliance International Group, Def. Int. Note 10% due 12/31/97(c)(h)    06/30/93       276        276
$286            Alliance International Group, Def. Int. Note 10% due 12/31/97(c)(h)    09/30/93       286        286
$293            Alliance International Group, Def. Int. Note 10% due 12/31/97(c)(h)    12/31/93       293        293
5,016 Shares    Alliance International Group, Cumulative Redeemable Preferred Stock(d) 04/22/91       502        502
110,000 Shares  Alliance International Group, Cumulative Preferred Stock(d)(h)         12/31/92    11,000     11,000


                                      See the Accompanying Notes to Financial Statements.


                                                ML-LEE ACQUISITION FUND, L.P.
                                        SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
                                                      JUNE 30, 1995
                                                 (DOLLARS IN THOUSANDS)


  Principal                                                                                               Fair      % Of
   Amount                                                                          Investment Investment  Value     Total
   Shares           Investment                                                        Date     Cost (f)  (Note 2) Investments
250,800 Shares      Alliance International Group, Common Stock(d)                    12/31/87   1,951     1,951
15,228.43 Warrants  Alliance International Group, Common Stock Purchase Warrants(d)  03/28/89       0         0(i)
62,700 Warrants     Alliance International Group, Common Stock Purchase Warrants(d)  04/22/91       0         0
657,614.21 Warrants Alliance International Group, Common Stock Purchase Warrants(d)  12/31/92       0         0
50,000 Warrants     Alliance International Group, Common Stock Purchase Warrants(d)  various        0         0(i)
                     (52.5% of fully diluted common equity assuming exercise
                     of warrants)
                     19,200 Shares Common Stock
                     Purchased 12/31/87                     $149
                     Sold 01/30/89-9,600 Shares             $107
                     Sold 01/02/90-9,600 Shares             $147
                     Realized Gain                          $105                               25,385    25,385     7.11


                                      See the Accompanying Notes to Financial Statements.


                                                ML-LEE ACQUISITION FUND, L.P.
                                        SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
                                                      JUNE 30, 1995
                                                 (DOLLARS IN THOUSANDS)


  Principal                                                                                                 Fair      % Of
   Amount                                                                            Investment Investment  Value     Total
   Shares        Investment                                                             Date     Cost (f) (Note 2) Investments
                 BEEFAMERICA, INC. (a) (e) - Notes 4,9,10,11
$41,997          BeefAmerica, Inc., Sr. Sub. Interim Note 15.5% due 09/30/98(c)(g)(h) 09/09/88  $20,000   $10,000
$80,951          BeefAmerica, Inc., Sub. Note 15% due 09/30/98 (c)(g)(h)              09/09/88   38,928         0
5,661.11 Shares  BeefAmerica, Inc., Class A Redeemable Preferred Stock(d)             04/10/91   40,050         0
51,000 Shares    BeefAmerica, Inc., Common Stock (d)                                  various     2,000         0
1 Warrant        BeefAmerica, Inc., Common Stock Purchase Warrant(d)                  09/09/88        0         0(i)
                  (59% of fully diluted common equity assuming exercise of warrants)
                  $1,072 15% Sub. Nt.
                  Purchased 09/9/88                     $1,072
                  Redeemed 02/20/92                     $1,072
                  Realized Gain                         $    0
                  Preferred Stock
                  Purchased 09/9/88                     $2,700
                  Redeemed 02/20/92                     $2,700
                  Realized Gain.                        $    0
                  Total Realized Gain                   $    0                                 100,978    10,000      2.80


                                      See the Accompanying Notes to Financial Statements.


                                                ML-LEE ACQUISITION FUND, L.P.
                                        SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
                                                      JUNE 30, 1995
                                                 (DOLLARS IN THOUSANDS)


  Principal                                                                                         Fair       % Of
   Amount                                                          Investment    Investment        Value        Total
   Shares      Investment                                             Date         Cost (f)         (Note 2)   Investments
               CELEBRITY, INC. - Note 9
17,308 Shares  Celebrity, Inc. Common Stock(b)(k)                    06/16/92      $   225        $  119
                 (0.3% of fully diluted common equity)
                 5,769 Shares of Common Stock
                 Purchased 06/16/92                    $75
                 Sold 09/29/93                         $75
                 Realized Gain                         $ 0(i)
                 5,769 Shares of Common Stock
                 Purchased 06/16/92                    $75
                 Sold 09/19/94                         $75
                 Realized Gain                         $ 0(i)
                 Total Realized Gain                   $ 0                             225           119        0.03


See the Accompanying Notes to Financial Statements.


                                                ML-LEE ACQUISITION FUND, L.P.
                                        SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
                                                      JUNE 30, 1995
                                                 (DOLLARS IN THOUSANDS)


  Principal                                                                                                   Fair        % Of
   Amount                                                                     Investment    Investment        Value       Total
   Shares         Investment                                                    Date         Cost (f)         (Note 2)   Investments
                  CHADWICK-MILLER, INC. (a)(e) - Notes 9,10,14
189,996 Shares    CMI Holding Corp., Preferred Stock[a] (d)                    12/16/88    $  12,916         $  12,916
192,933 Shares    CMI Holding Corp., Common Stock (d)                          Various         3,736             1,929
100,000 Warrants  CMI Holding Corp., Common Stock Warrants (d)                 Various             0                 0
                    (63.6% of fully diluted common equity)
                    35,161 Shares Common Stock
                    Purchased 06/30/93                    $  352
                    Sold 09/03/93                         $  352
                    Realized Gain                         $    0
                    $5,000,000 Senior Note
                    Purchased 12/16/88                    $5,000
                    Sold 11/23/94                         $5,000
                    Realized Gain                         $    0
                    Total Realized Gain                   $    0                             16,652            14,845     4.16


                                     See the Accompanying Notes to Financial Statements.


                                                ML-LEE ACQUISITION FUND, L.P.
                                        SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
                                                      JUNE 30, 1995
                                                 (DOLLARS IN THOUSANDS)


  Principal                                                                                                Fair    % Of
   Amount                                                                          Investment  Investment  Value    Total
   Shares          Investment                                                        Date       Cost (f)  (Note 2) Investments
                   COLE NATIONAL CORPORATION
567 Warrants       Cole National Corporation, Common Stock Purchase Warrants(d)    09/26/90    $     0    $    0
                     (0.0% of fully diluted common equity assuming exercise
                     of warrants)
                     $589 Senior Bridge Note
                     Purchased 09/25/90                    $589
                     Sold 11/15/90                         $589
                     Realized Gain                         $  0                                      0         0      0.00

                  DURO-TEST CORPORATION (a)(e) - Notes 9,14
26,178.05 Shares  Duro-Test Corp., Preferred Stock Series A (d)(h)                05/12/94       2,618     2,618
6,153,420 Shares  Duro-Test Holding Corp., Common Stock (d)                       Various       36,045     2,382
                    (61.5% of fully diluted common equity)
                                                                                                38,663     5,000      1.40


                                     See the Accompanying Notes to Financial Statements.


                                                ML-LEE ACQUISITION FUND, L.P.
                                        SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
                                                      JUNE 30, 1995
                                                 (DOLLARS IN THOUSANDS)


  Principal                                                                                                     Fair    % Of
   Amount                                                                             Investment  Investment    Value    Total
   Shares         Investment                                                            Date       Cost (f)   (Note 2) Investments
                  GENERAL NUTRITION COMPANIES, INC. (a) Notes 8,9,16
$30,000           General Nutrition Cos., Inc., Jr.Convertible Sub Nt. 7.5%
                    due 08/15/01 (c)(j)(convertible into 3,073,770.50 shares
                    of General Nutrition Cos. Common Stock)                           08/21/89    $30,000   $ 107,966
$10,000           General Nutrition Cos.,Inc., Jr. Convertible Sub Nt. 7.5%
                    due 08/15/01 (c)(j)(convertible into 1,024,590.16 shares
                    of General Nutrition Cos. Common Stock)                           11/21/91     10,000      35,989
1,373,734 Shares  General Nutrition Cos., Inc., Common Stock (d)(k)                    Various      3,236      48,252
423,454 Warrants  General Nutrition Cos., Inc., Common Stock Purchase Warrants (d)(j)  Various          0      12,757
                    (13% of fully diluted common equity assuming exercise of warrants)
                    469,306 Shares Common Stock
                    Purchased various                     $ 1,900
                    Sold 469,306 Shares various 1993      $17,154
                    Realized Gain                         $15,254
                    433,424 Shares Common Stock
                    Purchased various                     $ 1,626
                    Sold  433,424 Shares various 1994     $12,272
                    Realized Gain                         $10,646
                    Total Realized Gain                   $25,900                                  43,236     204,964     57.39


                                       See the Accompanying Notes to Financial Statements.


                                                ML-LEE ACQUISITION FUND, L.P.
                                        SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
                                                      JUNE 30, 1995
                                                 (DOLLARS IN THOUSANDS)


  Principal                                                                                              Fair      % Of
   Amount                                                                     Investment   Investment    Value      Total
   Shares         Investment                                                    Date        Cost (f)   (Note 2)   Investments
                  HEALTH O METER PRODUCTS, INC. (a)  Notes 9,14
952,500 Shares    Health o meter Products, Inc., Common Stock (d)(k)           04/28/88     $ 1,270   $ 3,572
610,553 Shares    Health o meter Products, Inc., Common Stock (b)(k)           08/17/94       3,282     2,289
                    (15.4% of fully diluted common equity)
                    $16,000 14.50% Subordinated Note
                    Purchased 04/28/88                    $16,000
                    Sold 03/24/92                         $16,000
                    Realized Gain                         $     0
                    187,500 Shares of Common Stock
                    Purchased 04/28/88                    $   250
                    Sold 03/30/92                         $ 2,441
                    Realized Gain                         $ 2,191
                    Total Realized Gain                   $ 2,191                             4,552     5,861       1.64


                                       See the Accompanying Notes to Financial Statements.


                                                ML-LEE ACQUISITION FUND, L.P.
                                        SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
                                                      JUNE 30, 1995
                                                 (DOLLARS IN THOUSANDS)


  Principal                                                                                              Fair      % Of
   Amount                                                                     Investment   Investment    Value      Total
   Shares         Investment                                                    Date        Cost (f)   (Note 2)   Investments
                  PETCO ANIMAL SUPPLIES, INC. (a)(e) - Notes 8,9,14
981,748 Shares    Petco Animal Supplies, Inc. Common Stock(d)(k)              Various     $15,846   $  22,826
                    (10.96% of fully diluted common equity)
                    $269 14% Sr. Bridge Note
                    Purchased 11/19/90                     $   269
                    Repaid 04/19/91                        $   269
                    Realized Gain                          $     0
                    $98 14% Sr. Bridge Note
                    Purchased 11/28/90                     $    98
                    Repaid 04/19/91                        $    98
                    Realized Gain                          $     0
                    $2,397 12.65% Sr. Sub. Note
                    Purchased various                      $ 2,397
                    Repaid 03/27/94                        $ 2,397
                    Realized Gain                          $     0
                    1,009,638 Shares Common Stock
                    Purchased various                      $16,296
                    Sold  1,009,638 Shares various 1995    $19,902
                    Realized Gain                          $ 3,606
                    Total Realized Gain                    $ 3,606                        15,846      22,826       6.40


                                    See the Accompanying Notes to Financial Statements.


                                                ML-LEE ACQUISITION FUND, L.P.
                                        SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
                                                      JUNE 30, 1995
                                                 (DOLLARS IN THOUSANDS)


  Principal                                                                                              Fair      % Of
   Amount                                                                     Investment   Investment    Value      Total
   Shares         Investment                                                    Date        Cost (f)   (Note 2)   Investments
                    PLAYTEX PRODUCTS, INC. (d) (k) - Note 9
1,406,204 Shares    Playtex Products, Inc., Common Stock(d)(k)                12/28/88     $ 3,255     $ 13,710
                      (2.8% of fully diluted common equity)
                      $19,285 15% Subordinated Notes
                      Purchased 12/28/88                    $19,285
                      Sold 06/30/89                         $19,285
                      Realized Gain                         $     0
                      3,214,000 Shares Preferred Stock
                      Purchased 12/28/88                    $ 3,214
                      Sold 06/30/89                         $ 3,214
                      Realized Gain                         $     0
                      2,571,314 Shares Common Stock
                      Purchased 12/28/88                    $ 1,286
                      Sold 06/30/89                         $ 1,286
                      Realized Gain                         $     0


                                       See the Accompanying Notes to Financial Statements.


                                                ML-LEE ACQUISITION FUND, L.P.
                                        SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
                                                      JUNE 30, 1995
                                                 (DOLLARS IN THOUSANDS)


  Principal                                                                                              Fair      % Of
   Amount                                                                     Investment   Investment    Value      Total
   Shares         Investment                                                    Date        Cost (f)   (Note 2)   Investments
                   $11,250 15% Subordinated Note
                    Purchased 12/28/88                      $11,250
                    Sold 09/28/90                           $11,275
                    Realized Gain                           $    25
                    2,571,314 Shares Common Stock
                    Purchased 12/28/88                      $ 1,286
                    Sold 09/28/90                           $10,512
                    Realized Gain                           $ 9,226
                    347,209 Shares Common Stock
                    Purchased 12/28/88                      $   174
                    Sold 12/20/91                           $ 1,343
                    Realized Gain                           $ 1,169
                    $71,251 15% Subordinated Notes
                    Purchased 12/28/88                      $71,251
                    Sold 02/01/93                           $71,181
                    Realized Loss                           $   (70)
                    Total Net Realized Gain                 $10,350                          3,255       13,710     3.83


                                   See the Accompanying Notes to Financial Statements.


                                                ML-LEE ACQUISITION FUND, L.P.
                                        SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
                                                      JUNE 30, 1995
                                                 (DOLLARS IN THOUSANDS)


  Principal                                                                                              Fair      % Of
   Amount                                                                     Investment   Investment    Value      Total
   Shares         Investment                                                    Date        Cost (f)   (Note 2)   Investments
                    STANLEY FURNITURE COMPANY, INC. (a)(e) - Note 9
2,675,552 Shares    Stanley Furniture Co., Inc., Common Stock(b)(h)(k)         Various     $ 33,522    $ 20,401
                      (50.2% of fully diluted common equity)
                      $2,000 Loan participation
                      Purchased 03/12/92                    $2,000
                      Repaid 04/05/93                       $2,000
                      Realized Gain                         $    0                           33,522      20,401      5.71

                      TOTAL INVESTMENT IN MANAGED COMPANIES                                $282,314    $323,111     90.47

                      NON-MANAGED COMPANIES

                    CHARTER MEDICAL CORPORATION - Note 9
40,000 Warrants     Charter Medical Corp. Common Stock Purchase Warrants(d)  09/01/88      $      4    $      0
                      $5,000 14% Subordinated Notes
                      Purchased 09/01/88                    $5,000
                      Sold 12/05/88                         $5,000
                      Realized Gain                         $    0                                4           0      0.00


                     SFX BROADCASTING, INC. - Note 9
26,000 Shares        SFX Broadcasting Co. Common Stock(b)(k)                 12/16/88         4,880         696
8,667 Option Shares  SFX Broadcasting Co. Common Stock Option(b)(j)          12/16/88             0           0

                                                                                              4,880         696      0.19

                                                See the Accompanying Notes to Financial Statements.

</TABLE



                                                ML-LEE ACQUISITION FUND, L.P.
                                        SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
                                                      JUNE 30, 1995
                                                 (DOLLARS IN THOUSANDS)


  Principal                                                                                              Fair      % Of
   Amount                                                                     Investment   Investment    Value      Total
   Shares         Investment                                                    Date        Cost (f)   (Note 2)   Investments

                    SWO HOLDINGS CORPORATION - Note 9
250,000 Shares      SWO Holdings Corp., Common Stock(d)                        11/24/87    $   250     $  595
185,048 Shares      Homeland Holding Corp., Common Stock(d)                    08/10/90        440        440
                      $5,000 15.5% Subordinated Notes
                      Purchased 11/24/87                   $5,000
                      Sold 09/15/88                        $5,075
                      Realized Gain                        $   75                              690      1,035        0.29

                    TLC BEATRICE INTERNATIONAL HOLDINGS, INC.
25,500 Shares       TLC Beatrice Int'l Holdings., Inc., Common Stock(d)        11/30/87         26         26
                      $8,500 13% Subordinated Notes
                      Purchased 11/30/87                    $8,500
                      Sold 08/18/88                         $8,500
                      Realized Gain                         $    0                              26         26        0.01


                                   See the Accompanying Notes to Financial Statements.


                                                ML-LEE ACQUISITION FUND, L.P.
                                        SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
                                                      JUNE 30, 1995
                                                 (DOLLARS IN THOUSANDS)


  Principal                                                                                              Fair      % Of
   Amount                                                                     Investment   Investment    Value      Total
   Shares         Investment                                                    Date        Cost (f)   (Note 2)   Investments

                  WALTER INDUSTRIES, INC. - Note 9
547,200 Shares    Walter Industries, Inc., Common Stock(d)(k)                  01/07/88    $ 12,000     $  7,592
                    (formerly Hillsborough Holdings Corporation)
                                                                                             12,000        7,592     2.14

                  TOTAL INVESTMENT IN NON-MANAGED COMPANIES                                $ 17,600     $  9,349     2.63

                  SUMMARY OF MEZZANINE INVESTMENTS
                  Subordinated Notes                                                       $110,860     $165,887    46.46
                  Preferred Stock                                                            67,086       27,036     7.57
                  Common Stock and Warrants                                                 121,968      139,537    39.07
                  TOTAL MEZZANINE INVESTMENTS                                              $299,914     $332,460    93.10


                                            See the Accompanying Notes to Financial Statements.


                                                ML-LEE ACQUISITION FUND, L.P.
                                        SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
                                                      JUNE 30, 1995
                                                 (DOLLARS IN THOUSANDS)


  Principal                                                                                              Fair      % Of
   Amount                                                                     Investment   Investment    Value      Total
   Shares         Investment                                                    Date        Cost (f)   (Note 2)   Investments
                  TEMPORARY INVESTMENTS

                  COMMERCIAL PAPER
$ 1,823           General Electric Capital Corp., 5.85% due 07/03/95          06/06/95     $   1,815   $  1,822
$ 7,300           BMW U.S. Capital Corp., 5.85% due 08/02/95                  06/07/95         7,234      7,261
$10,940           Mid-South Capital Corp., 5.95% due 07/07/95                 06/07/95        10,886     10,927
$ 4,374           General Electric Capital Corp., 5.95% due 08/02/95          06/19/95         4,342      4,350
$   287           General Electric Capital Corp., 5.93% due 08/02/95          06/26/95           285        286

                  TOTAL INVESTMENT IN COMMERCIAL PAPER                                      $ 24,562   $ 24,646     6.90

                  TOTAL TEMPORARY INVESTMENTS                                               $ 24,562   $ 24,646     6.90

                  TOTAL INVESTMENT PORTFOLIO                                                $324,476   $357,106     100%


(a)  Represents investments in Affiliates as defined in the Investment Company Act of 1940.
(b)  Non-income producing security.
(c)  Restricted security.
(d)  Restricted non-income producing security.
(e)  Issuers of which the Fund, as of June 30, 1995, owned more than 25% of the voting securities and which therefore were presumed to be controlled by the Fund under the Investment Company Act of 1940 as of such date.
(f)  Represents original cost and excludes accretion of discount of $0 for Mezzanine Investments and $84 for Temporary Investments.
(g)  Non-accrual investment status.
(h)  Inclusive of receipt of payment-in-kind securities.
(i)  Represents an amount of less than one thousand dollars.
(j)  Publicly traded underlying class of securities.
(k)  Publicly traded class of securities.


               See the Accompanying Notes to Financial Statements.

</TABLE


                  ML-LEE ACQUISITION FUND, L.P.
                  NOTES TO FINANCIAL STATEMENTS
                         JUNE 30, 1995
                          (UNAUDITED)

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

   The information presented herein is based on pertinent information available to the Managing General Partner and Investment Adviser as of June 30, 1995. Although the Managing General Partner and Investment
Adviser are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time and especially in light of the fact that the portfolio investments of companies whose equity is publicly traded are valued at the trading price at June 30, 1995, the current estimated fair value of these investments may have changed significantly since that point in time.

Interest Receivable on Investments

   Investments generally will be placed on non-accrual status in the event of a default (after applicable grace period expires) or if the Investment Adviser and the Managing General Partner determine that there is no reasonable assurance of collecting interest.

Payment-In-Kind Securities

   All payment-in-kind securities received in lieu of cash interest payments by the Fund's portfolio companies are recorded at face value
(which approximates accrued interest), unless the Investment Adviser and the Managing General Partner determine that there is no reasonable assurance of collecting the full principal amounts of such securities.
As of June 30, 1995 and December 31, 1994, the Fund had in its portfolio of investments $1,122,216 and $4,098,017, respectively, of payment-in-kind notes, which excludes $80,538,137 and $81,267,344, respectively, of payment-in-kind securities received from notes placed on non-accrual status. As of June 30, 1995 and December 31, 1994, the Fund had in its portfolio of investments $9,795,012 and $16,608,872, respectively, of payment-in-kind equity (from Alliance, CMI Holding Corp., Duro-Test,
Petco and Stanley Furniture).

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

Interim Financial Statements

   The financial information included in this interim report as of June
30, 1995 and for the period then ended has been prepared by management without an audit by independent certified public accountants. The results for the period ended June 30, 1995 are not necessarily indicative of the results of the operations expected for the year and reflect adjustments, all of a normal and recurring nature, necessary for the fair presentation of the results of the interim period. In the opinion of Mezzanine Investments, L.P., the Managing General Partner of the Fund, all necessary adjustments have been made to the aforementioned financial information for a fair presentation in accordance with generally accepted accounting principles.

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

4.  Leverage

   The Fund entered into a credit agreement, dated as of August 13, 1991
(the "Credit Facilities"), with a maximum credit facility of $140 million with a lending group led by the First National Bank of Chicago
("First Chicago"). The Credit Facilities consisted of a $100 million secured term loan and a $40 million secured revolving credit line. As of June 30, 1995, the maximum availability under the Credit Facilities was reduced to $19,894,240 due to the sales of pledged securities. The
Available Credit Facilities has been further reduced by a $4 million letter of credit in connection with the investment in BeefAmerica, Inc.
The Credit Facilities will mature on July 31, 1998. Loan advances bear interest at a floating rate equal to the greater of prime plus 1% or the federal funds rate plus 1.5%. The Fund paid down the term loan during the first quarter of 1994. In connection with the Credit Facilities, the Fund has pledged its debt and equity portfolio securities to its lenders.

In connection with the Credit Facilities, the Fund incurred the following loan fees:

   Nonrecurring fees of $4,421,309 paid to First Chicago in 1991 in connection with the creation of the credit facility, which are being amortized over the life of the credit facility. The amount expensed for the six months ended June
   30, 1995 was $307,301.

   An annual Loan Administration Fee of $25,000 for the administration of the credit facility. The amount expensed for the six months ended June 30, 1995 was $12,397.

   An Unused Commitment Fee of 1/2 of 1% per annum of the unused line of credit. The expense for the six months ended June 30, 1995 was $38,516.

   For the six months ended June 30, 1995 and 1994, the Fund has incurred $367,484 and $398,685, respectively, in total loan fees.

   For additional information, see Note 11.

5.  Investment Advisory Fee

   The Investment Adviser provides for the identification, management and liquidation of investments for the Fund. As compensation for services rendered to the Fund, the Investment Adviser receives a quarterly fee at the annual rate of 1% of assets under management (net offering proceeds, reduced by cumulative capital reductions, plus outstanding bank borrowing as specified in the Fund's Partnership
Agreement), with a minimum annual fee of $1,200,000.  The Investment
Advisory Fee is calculated and paid quarterly, in advance. For the six months ended June 30, 1995 and 1994, the Fund paid $1,506,089 and $1,831,798, respectively, in Investment Advisory Fees to Thomas H. Lee
Advisors I. For the three months ended June 30, 1995 and 1994, the Fund paid $764,678 and $906,667, respectively, in Investment Advisory Fees.

6.  Fund Administration Fee

   ML Fund Administrators Inc. (the "Fund Administrator") (an affiliate of the Managing General Partner) performs the operational and administrative services necessary for the management of the Fund. As compensation for its services, the Fund Administrator is entitled to receive from the Fund an annual amount equal to the greater of $400,000 or 0.45% of the Net Proceeds Available for Investments subject to certain reductions as specified in the Fund's Partnership Agreement.
The Fund Administration Fee is calculated and paid quarterly, in advance. For the six months ended June 30, 1995 and 1994, the Fund paid
$848,926 and $924,185, respectively, in Fund Administration Fees. For the three months ended June 30, 1995 and 1994, the Fund paid $427,080 and $462,424, respectively, in Fund Administration Fees.

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

   For the six months ended June 30, 1995 and 1994, the Fund incurred
$218,654 and $152,777, respectively, in Independent General Partners'
Fees and Expenses.

8.  Investment Transactions

   On April 27, 1995 Petco Animal Supplies, Inc. ("Petco") completed a public offering of approximately 3.6 million shares of common stock (the
"Petco Offering") at a net price of $19.71 per share. Of the shares sold, approximately 2.4 million shares were offered by Petco and approximately 1.2 million were offered by certain existing shareholders, including the Fund. As part of the Petco Offering, the Fund sold
1,009,638 shares (including shares sold as a result of the exercise of the underwriters' overallotment option on May 26, 1995), representing
51% percent of its Petco holdings. The Fund received proceeds of $19,902,489 and realized a gain of $3,606,557 on the sale of the equity.

   At June 30, 1995, the Fund had a total of $299,913,500 invested in Mezzanine Investments (including $10,917,229 of payment-in-kind securities, which excludes $80,538,137 of payment-in-kind securities received from notes placed on non-accrual status), representing
$282,313,458 Managed and $17,600,042 Non-Managed portfolio investments.

   For the six months ended June 30, 1995, the proceeds and costs from the sales of investments other than Temporary Investments aggregated
$64,852,632 and $36,718,772, respectively, which resulted in net realized gains of $28,133,860. For additional information, please refer to the Supplemental Schedule of Realized Gains and Losses (Schedule 1) on page 34.

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

9.  Unrealized Appreciation and Depreciation of Investments

   For the six months ended June 30, 1995, the Fund recorded net unrealized appreciation of $29,964,030 and as of this date, the Fund's cumulative net unrealized appreciation on investments totalled
$32,546,699.

   For the three months ended June 30, 1994, the Fund recorded net unrealized appreciation of $43,279,048.


   For additional information, please refer to the Supplemental Schedule of Unrealized Appreciation and Depreciation (Schedule 2) on pages 35-36.

10.  Non-Accrual of Investments

   In accordance with the Fund's Accounting Policy, the following notes have been on non-accrual status since the date indicated:

-  BeefAmerica Incorporated on July 1, 1990.
-  Chadwick-Miller, Inc. on January 1, 1993.

11.  Commitments and Guarantees

   On October 12, 1989, the Fund established a $4 million standby letter of credit issued to Citibank as security for part of its loan to BeefAmerica, Inc. On January 31, 1993, the Fund established an additional $4 million as security, which increased the amount of the standby letters of credit for BeefAmerica's Senior Bank Group to $8 million. On January 12, 1995, the $4 million letter of credit issued in 1993 was cancelled leaving only a $4 million standby letter of credit established by the Fund.

   On January 20, 1992, the Fund entered into a commitment to guarantee up to $150,480 to support an obligation of a subsidiary of Alliance
International Group, Inc. The amount of such guarantee represents the Fund's pro-rata portion of a $600,000 aggregate additional advance provided by the senior lender of Alliance.

   On April 13, 1994, the Fund and the Lee Affiliates agreed to severally guarantee ultimate payment to Diet Center's legal counsel for all past and ongoing legal services rendered in connection with the Diet
Center franchise litigation (see Note 13 to the Financial Statements).
The Fund guaranteed 85.71% and the Lee Affiliates guaranteed 14.29% of such fees. On December 8, 1994, Diet Center's Senior Bank Lender foreclosed on Diet Center's assets, terminating the Fund's guarantee. In addition, from June 28 to December 8, 1994, the Fund guaranteed the payment of certain other expenses in connection with such litigation and the Lee Affiliates entered into similar agreements in proportion to their equity. As of June 30, 1995, the Fund has paid legal and expert witness fees in connection with the Diet Center litigation pursuant to the aforementioned guarantee totalling $1,123,769.

12.  Litigation

   On March 9, 1989, a number of franchisees of Diet Center, Inc.
initiated a suit in San Francisco Superior Court challenging Diet
Center's 50 cent increase in the Continuing License Fee which is paid by all franchisees on a per dieter, per day basis. Plaintiffs alleged that all defendants (including the Fund, its Investment Adviser and Thomas H.
Lee) conspired to finance the leveraged buy-out of Diet Center's corporate parent, American Health Companies Inc., by wrongfully increasing the License Fee. Plaintiffs subsequently filed an amended fraudulent conveyance count. On January 27, 1995 Judge Baxter of the
San Francisco Supreme Court issued a written opinion after trial in which she ruled in favor of all defendants (including, the Fund, its Investment Adviser and Thomas H. Lee) on plaintiffs' allegation that the leveraged buy-out of American Health Companies, Inc. was a constructively fraudulent conveyance. The Court had previously granted summary judgement to the Fund, the Thomas H. Lee Company and Thomas H.
Lee on plaintiffs' other allegations against those defendants.  On May
1, 1995, the parties entered into a "Settlement Agreement" pursuant to which the plaintiffs withdrew their appeals and the defendants, including the Fund, agreed to assume all of their costs incurred in connection with the litigation. This settlement agreement became effective June 1, 1995.

   On September 7, 1991, the Fund brought suit in the Court of Common
Pleas for the County of Greenville, South Carolina against Deloitte &
Touche in connection with Deloitte & Touche's audit opinions on the financial statements of Emb-Tex Corporation, formerly an operating subsidiary of a portfolio company of the Fund. The Fund contends that the value of Emb-Tex Corporation's inventory and operating income were substantially overstated in its financial statements. The Fund seeks actual and punitive damages in connection with the loss of its aggregate
$18 million investment. Deloitte & Touche obtained a summary judgement in its favor and the Fund pursued an appeal in the Appellate Courts of South Carolina. The appeal was argued in the Appellate Court of South
Carolina in April 1995, and the Court has not yet rendered an opinion.

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

13.  Related Party Transactions

   Certain of the Mezzanine Investments and Bridge Investments which were made by the Fund involve co-investments with entities affiliated with the Investment Adviser. Such co-investments are generally prohibited absent exemptive relief from the Securities and Exchange
Commission (the "Commission"). As a result of these affiliations and the Fund's expectation of engaging in such co-investments, the Fund sought an exemptive order from the Commission allowing such co-investment, which was received on September 23, 1987. An additional exemptive order allowing co-investment with ML-Lee Acquisition Fund, L.P. ("Fund II") and ML-Lee Acquisition Fund (Retirement Accounts) II,
L.P. ("Retirement Fund") was received from the Commission on September
1, 1989. The Fund's investments in Managed Companies, and in certain cases its investments in Non-Managed Companies, typically involve the entry by the Fund and other equity security holders into stockholders' agreements. While the provisions of such stockholders' agreements vary, such agreements may include provisions as to corporate governance, registration rights, rights of first offer or first refusal, rights to participate in sales of securities to third parties, rights of majority stockholders to compel minority stockholders to participate in sales of securities to third parties, transfer restrictions and preemptive rights.

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

   During the three months ended June 30, 1995, the Managing General
Partner received a first quarter 1995 cash distribution in the amount of $446,710, representing its 1% interest in the Fund. This cash distribution was paid on May 15, 1995. During the six months ended June
30 ,1995, the Managing General Partner received cash distributions totalling $522,735, representing its 1% interest in the Fund.

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

16.  Subsequent Events

   On June 26, 1995 General Nutrition Companies, Inc. filed a registration statement in connection with a public offering of 10 million shares of common stock, together with a 15% overallotment option to the underwriters(the "GNC Offering"), all of which were being offered by affiliates of the Thomas H. Lee Company, including the Fund. The GNC
Offering was declared effective on July 19, 1995 and the Fund sold
3,020,212 shares of common stock (including the underwriters' overallotment option of 449,174 shares exercised on August 1, 1995) at a net price per share of $33.775. The Fund also sold 423,454 common stock purchase warrants at a net price per warrant of $28.775 (the net price per share less the $5 per warrant exercise price). Proceeds from both sales totalled $114,192,521 with an original cost of $29,476,469, resulting in total realized gain for the Fund in the amount of $84,715,266.

   On August 3, 1995, the Individual General Partners approved the second quarter 1995 cash distribution totalling $19,863,955, which consists of $11,467,097 from capital gains from sales of securities, $8,435,392 from return of capital and $409,222 from net investment income from Temporary Investments partially offset by a net investment loss of $447,756 from Mezzanine Investments during the second quarter.
The total amount distributed to Limited Partners was $19,665,306 or $40.34 per unit. The Managing General Partner will receive $198,649, representing its 1% interest in the Fund. This cash distribution will be paid on August 14, 1995.

   On August 3, 1995, the Individual General Partners approved a special cash distribution totalling $114,190,626, which consists of $84,714,157 from capital gains and $29,476,469 from return of capital from the July
19 and August 1, 1995 sales of General Nutrition Companies common stock.
The total amount distributed to Limited Partners was $113,048,699 or $231.90 per unit. The Managing General Partner will receive $1,141,927, representing its 1% interest in the Fund. This cash distribution will be paid on August 14, 1995.




                                                                      SCHEDULE 1
                                                              ML-LEE ACQUISITION FUND, L.P.
                                                   SUPPLEMENTAL SCHEDULE OF REALIZED GAINS (LOSSES)
                                                         FOR THE QUARTER ENDED JUNE 30, 1995
                                                               (DOLLARS IN THOUSANDS)
                                                                     (UNAUDITED)


                                                        NUMBER
                                                          OF                                      REALIZED
SECURITY                                                SHARES/       ORIGINAL        NET          GAIN/
                                                       PRINCIPAL        COST        PROCEEDS      (LOSS)
For the Three Months Ended March 31, 1995

Chiat/Day, Inc. Advertising
  Sr. Subordinated Note                              $    5,000       $ 5,000       $ 4,950       $   (50)
Hillsborough Holdings Corporation
  Common Stock                                           20,658           103            17           (86)
Omega Wire, Inc.
  Sr. Subordinated Note                              $   15,000        15,000        15,900           900
  Common Stock                                           80,000           320        24,083        23,763

Total for the Three Months ended March 31, 1995                       $20,423       $44,950       $24,527

For the Three Months Ended June 30, 1995

Petco Animal Supplies Inc.
  Common Stock                                        1,009,638       $16,296       $19,903       $ 3,607

Total for the Three Months ended June 30, 1995                        $16,296       $19,903       $ 3,607

Total for the Six Months ended June 30, 1995                          $36,719       $64,853       $28,134


                                                                            SCHEDULE 2
                                                                   ML-LEE ACQUISITION FUND, L.P.
                                               SUPPLEMENTAL SCHEDULE OF UNREALIZED APPRECIATION AND DEPRECIATION
                                                                FOR THE PERIOD ENDED JUNE 30, 1995
                                                                     (DOLLARS IN THOUSANDS)
                                                                           (UNAUDITED)

                                                               UNREALIZED      UNREALIZED
                                                              APPRECIATION    APPRECIATION        TOTAL              TOTAL
                                                             (DEPRECIATION)  (DEPRECIATION)     UNREALIZED         UNREALIZED
                                                             FOR THE THREE     FOR THE SIX     APPRECIATION       APPRECIATION
  SECURITY                            INVESTMENT     FAIR     MONTHS ENDED    MONTHS ENDED   (DEPRECIATION) AT  (DEPRECIATION) AT
                                        COST         VALUE   JUNE 30, 1995    JUNE 30, 1995  DECEMBER 31, 1994    JUNE 30, 1995
PUBLICLY TRADED/UNDERLYING
  SECURITY PUBLICLY TRADED:
Celebrity, Inc.
  Common Stock*                       $   225     $    119      $     6         $    43         $   (149)           $   (106)
General Nutrition Companies, Inc.
  Convertible Subordinated Notes*      40,000      143,955       30,226          25,103           78,852             103,955
  Common Stock                          3,236       48,252       10,131           8,414           36,602              45,016
  Warrants                                  -       12,757        3,123           2,594           10,163              12,757
Health o meter
  Common Stock*                         4,552        5,861          195             488              821               1,309
Petco Animal Supplies
  Common Stock(a)                      15,846       22,826       (2,697)         10,247           (3,267)              6,980
Playtex Products, Inc.
  Common Stock                          3,255       13,709        2,459           3,690            6,764              10,454
SFX Broadcasting, Inc.
  Common Stock                          4,880          696          104             215           (4,399)             (4,184)
Stanley Furniture Company
  Common Stock                         33,522       20,401        1,338          (6,354)          (6,767)            (13,121)
Walter Industries, Inc.
  Common Stock                         12,000        7,592        1,592          (4,408)               -              (4,408)

TOTAL NET UNREALIZED APPRECIATION
  FROM PUBLICLY TRADED/UNDERLYING
  SECURITIES PUBLICLY TRADED                                    $46,477         $40,032         $118,620            $158,652

*   Underlying security publicly traded.
(a) Restricted security.


                                                                 SCHEDULE 2
                                                          ML-LEE ACQUISITION FUND, L.P.
                                     SUPPLEMENTAL SCHEDULE OF UNREALIZED APPRECIATION AND DEPRECIATION
                                                       FOR THE PERIOD ENDED JUNE 30, 1995
                                                           (DOLLARS IN THOUSANDS)
                                                                (UNAUDITED)

                                                              UNREALIZED       UNREALIZED
                                                             APPRECIATION     APPRECIATION         TOTAL              TOTAL
                                                            (DEPRECIATION)   (DEPRECIATION)      UNREALIZED         UNREALIZED
                                                            FOR THE THREE      FOR THE SIX      APPRECIATION       APPRECIATION
  SECURITY                           INVESTMENT     FAIR     MONTHS ENDED     MONTHS ENDED    (DEPRECIATION) AT  (DEPRECIATION) AT
                                        COST        VALUE   JUNE 30, 1995     JUNE 30, 1995   DECEMBER 31, 1994    JUNE 30, 1995
NONPUBLIC SECURITIES:
BeefAmerica Inc.
  Senior Subordinated Note            $20,000     $10,000     $     -          $     -          $ (10,000)          $ (10,000)
  Subordinated Notes                   38,928           -           -                -            (38,928)            (38,928)
  Preferred Stock                      40,050           -           -                -            (40,050)            (40,050)
  Common Stock                          2,000           -           -                -             (2,000)             (2,000)
Chadwick-Miller, Inc.
  Common Stock                          3,736       1,929           -                -             (1,807)             (1,807)
Charter Medical Corporation
  Common Stock Warrants                     4           -           -                -                 (4)                 (4)
Duro-Test Corporation
  Common Stock                         36,045       2,382      (3,200)          (3,200)           (30,463)            (33,663)
Hillsborough Holdings Corporation
  Subordinated Note                         -           -           -            6,000             (6,000)                  -
  Common Stock                              -           -           -              103               (103)                  -
Omega Wire, Inc.
  Common Stock                              -           -           -          (12,971)            12,971                   -
SWO Holdings Corporation
  Common Stock                            250         595           -                -                345                 345

TOTAL NET UNREALIZED DEPRECIATION
  FROM NONPUBLIC SECURITIES                                    (3,200)         (10,068)          (116,039)           (126,107)

TOTAL NET UNREALIZED APPRECIATION                             $43,277         $ 29,964          $   2,581          $   32,545

*   Underlying security publicly traded.
(a) Restricted security.


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity & Capital Resources

   As of June 30, 1995, the Fund had a total of $299,913,500 (including $1,122,216 of payment-in-kind notes and $9,795,012 of payment-in-kind equity, which excludes $80,538,137 of payment-in-kind securities received from notes placed on non-accrual status) invested in Mezzanine Investments, representing $282,313,458 Managed and $17,600,042 Non-Managed portfolio investments. These investments were financed by net offering proceeds and debt financing. This represents a $36,718,772 decrease versus the total at December 31, 1994 of $336,632,272. The decrease in gross assets is due primarily to the sales and redemptions of Portfolio Investments. The Fund's Mezzanine Investments consist of high-yield subordinated debt and/or preferred stock linked with an equity participation in middle market companies typically issued in private placement transactions and are usually subject to restrictions on the transfer or sale of the security, thereby limiting their liquidity.

   Excluding subordinated notes placed on non-accrual status, the Fund during the six months ended June 30, 1995, received no additional debt securities in lieu of cash interest payments ("payment-in-kind") as provided in certain of its subordinated note investments. As of June 30, 1995, the Fund has in its portfolio investments $10,917,229 of payment-in-kind securities which excludes $80,538,137 of payment-in-kind securities received from notes placed on non-accrual status.

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

   On October 29, 1993, the Fund entered into an amendment to its credit agreement enabling the Fund to make prepayments of the term loan at any time and without any corresponding reduction to the revolving credit line. On January 6, 1994, the Fund paid down its term loan by $6.2 million ($3.3 million of this amount was set aside from fourth quarter 1993 gains and $2.9 million was utilized from the Fund's reserve). In addition, due to sales of securities, the Fund made a series of mandatory loan paydowns in the first quarter of 1994, aggregating to $3,394,004. As of March 29, 1994, the outstanding term loan was paid in full. As of June 30, 1995, the Fund's maximum credit facility had been reduced to $19,894,240 due to loan paydowns from the sales of Mezzanine Investments. Of this amount the Fund had utilized $4 million to support a letter of credit established by the Fund, leaving the remaining credit facility of $15,894,240.

   The Fund is now in its eighth year of operation. Because a number of investments have already been repaid or sold and a number of other portfolio companies are unable to pay current interest to the Fund, cash dividends, interest and other income expected to be received by the Fund in the near future might not cover the Fund's expenses. Distribution from operations in the future, if any, will therefore be minimal.
Future cash distributions to Limited Partners will be mostly derived from capital proceeds and gains resulting from sales of securities. The amount and timing of asset sales are dependent on future market conditions and therefore are inherently unpredictable. Generally, the proceeds generated from the sale of the Fund's investments will be distributed to partners only after application of the original cost of the investments, and in some cases an additional amount, to repay the Funds' outstanding loan if any, or to replenish the Fund's reserve. To fund the anticipated cash flow shortfall in the near future and to maintain adequate reserves for possible follow-on investments, the Fund had reserved $15 million of the proceeds received from the Playtex notes sale in February, 1993. A portion of the reserve was used to make follow-on investments of $444,861, $2.6 million, $2.25 million, $3.28 million and $529 in Diet Center, Duro-Test Corp., Chadwick-Miller, Health o meter and Petco, respectively, along with a distribution to partners in the second quarter of 1993 of $424,264. In addition, $2.9 million was utilized from the reserve to paydown a portion of the First Chicago loan on January 6, 1994. The Fund's reserve balance as of June 30, 1995 was reduced to approximately $3.1 million. The Fund has invested its remaining $3.1 million reserve in Temporary Investments.
As of June 27, 1995, the Independent General Partners have approved retention of the reserve at its current level.

   On June 26, 1995 General Nutrition Companies, Inc. filed a registration statement in connection with a public offering of 10 million shares of common stock, together with a 15% overallotment option to the underwriters (the "GNC Offering"), all of which were being offered by affiliates of the Thomas H. Lee Company, including the Fund. The GNC Offering was declared effective on July 19, 1995 and the Fund sold 3,020,212 shares of common stock (including the underwriters overallotment option of 449,174 shares that was exercised on August 1,
1995) at a net price per share of $33.775. The Fund also sold 423,454 common stock purchase warrants at a net price per warrant of $28.775
(the net price per share less the $5 per warrant exercise price). Proceeds from both sales totalled $114,192,521 with an original cost of $29,476,469, resulting in total realized gain for the Fund in the amount of $84,715,266. The proceeds from the sales amounted to $231.90 per unit and will be distributed along with the second quarter cash distribution on August 14, 1995.

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

   Although the Fund cannot eliminate the risks associated with its investments in High-Yield Securities, it has established risk management policies. The Fund subjected each prospective investment to rigorous analysis and made only those investments that were recommended by the Investment Adviser and that met the Fund's investment guidelines or that had otherwise been approved by the Managing General Partner and the Independent General Partners. Fund investments were measured against specified Fund investment and performance guidelines. To limit the exposure of the Fund's capital in any single issuer, the Fund limits the amount of its investment in a particular issuer. However, due to the substantial increase in the fair value of the Fund's investment securities of General Nutrition Companies, Inc., over 56% of the Fund's total assets (on a fair value basis) was represented by this issuer at June 30, 1995. Subsequent to June 30, 1995, the Fund sold 58% of its total GNC holdings (see Note 16 to the Financial Statements). After adjusting for this sale, GNC will represent approximately 34% of the Fund's assets. Future results will be significantly affected by changes in the market value of General Nutrition Companies' Common Stock. The Fund's Investment Adviser also continually monitors portfolio companies in order to minimize the risks associated with its investments in High-Yield Securities.

   Certain issuers of securities held by the Fund (Celebrity, General Nutrition Companies, Healthtrust, Petco, Playtex, SFX Broadcasting Inc., Stanley Furniture and in part, Health o meter) have registered their equity securities in public offerings. Although the equity securities of the same class presently held by the Fund (except Celebrity, Stanley Furniture and in part, Health o meter) were not registered in these offerings, the Fund has the ability under Rule 144 of the Securities Act of 1933 to sell publicly traded equity securities held by it for at least two years on the open market, subject to the volume restrictions set forth in that rule. The Rule 144 volume restrictions generally are not applicable to equity securities of non-affiliated companies held by the Fund for at least three years (currently, SFX Broadcasting). The Fund in certain cases has agreed not to make any sales of equity securities for a specified hold-back period following a public offering.

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

Results of Operations

Investment Income and Expenses

   For the six months ended June 30, 1995, the Fund had a net investment loss of $61,075, as compared to net investment income of $10,579,268 for the same period in 1994. The total investment income earned on investments for the six months ended June 30, 1995 was $4,122,333 of which $3,390,074 was earned from Mezzanine Investments and $732,259, was earned from Temporary Investments. For the same period in 1994, total investment income earned on investments was $14,355,470 of which $14,008,284 was earned from Mezzanine Investments and $347,186 was earned from Temporary Investments.

   The decrease in the six month ending 1995 net investment income versus the comparative period in 1994 reflects the 1994 recognition of prior year's income from Petco Animal Supplies. In addition, this decrease was partially due to higher professional fees including higher legal fees incurred on behalf of the Independent General Partners' and additional sales of income-producing mezzanine investments, offset by lower Investment Advisory Fees, Fund Administration Fees and interest expense. The gradual economic recovery and the higher level of consumer and business confidence has improved the sales and profit levels of some of the Fund's portfolio companies. As long as these business and economic conditions improve, they should continue to improve the Fund's performance.

   For the three months ended June 30, 1995, the Fund had a net investment income from operations of $97,311, as compared to a net investment loss of $1,387,485 for the same period in 1994. The total investment income earned on investments for the three months ended June 30, 1995 was $1,634,052 of which $1,060,255 was earned from Mezzanine Investments and $573,797 was earned from Temporary Investments. For the same period in 1994, total investment income earned on investments was $421,210 of which $290,627 was earned from Mezzanine Investments and $130,583 was earned from Temporary Investments.

   The increase in the three month ending 1995 net investment income versus the comparative period in 1994 reflects lower professional fees, lower Investment Advisory Fees, lower Fund Administration Fees and an increase in interest income.

   Major expenses for the period ending June 30, 1995 consisted of professional fees, Investment Advisory Fees, Fund Administration Fees and loan fees.

   Professional fees paid by the Fund consist primarily of legal fees incurred in conjunction with litigation. Professional fees for the six months ended June 30, 1995 and 1994 were $1,237,544 and $405,794, respectively. This increase is attributable to litigation expenses incurred and legal fees required to be advanced by the Fund in connection with the litigation described in Note 12 to the Financial Statements. For the three months ended June 30, 1995 and 1994, professional fees were $37,449 and $205,268, respectively.

   The Investment Adviser and Fund Administrator receive their compensation on a quarterly basis. Total Investment Advisory Fees paid to the Investment Adviser for the six months ended June 30, 1995 was $1,506,089 compared with $1,831,798 for the six months ended June 30, 1994. For the three months ended June 30, 1995 and 1994, the Fund paid $764,678 and $906,667, respectively, in Investment Advisory Fees. The fee is calculated at an annual rate of 1% of assets under management, subject to certain reductions as specified in the Fund's Partnership Agreement with a minimum annual payment of $1,200,000. The decrease in 1995 as compared to 1994 Investment Advisory Fee is a direct result of the reductions in outstanding borrowings, sales of investments, returns of capital to partners and realized losses on investments.

   The total Fund Administration Fee paid to the Fund Administrator for the six months ended June 30, 1995 was $848,926 and was calculated at an annual rate of 0.45% of net offering proceeds reduced by one-half of the realized loss and distributions of capital. For the six months ended June 30, 1994, the Fund Administration Fee was $924,185. For the three months ended June 30, 1995 and 1994, the Fund paid $427,080 and $462,424, respectively, in Fund Administrative Fees.

   All fund expenses for accounting, audits, printing, tax preparation and other administrative services (excluding the costs of bonding and extraordinary legal expenses) are paid by the Fund Administrator from its fees.

   On October 19, 1995, the calculation of the Fund Administration Fee will change to the sum of $300,000 per year and all actual out-of-pocket expenses incurred on behalf of the Fund by the Fund Administrator
(excluding compensation for the executive officers of the Fund
Administrator), but in no event exceeding, in aggregate, the annual amount of $2.0 million.

   Loan fees consist of fees on the unused portion of the Fund's facility, loan administration fees, amortization of the loan advisory and facility fees and various miscellaneous fees attributable to the facility. Loan fees for the six months ended June 30, 1995 and 1994, totalled $367,484 and $398,685, respectively. The decrease of $31,201 for the six months ended June 30, 1995 versus the same period in 1994 is primarily due to reductions of the Credit Facilities as described in
Note 4 to the Financial Statements. Loan Fees for the three months ended June 30, 1995 and 1994 totalled $185,261 and $200,076, respectively.

Net Assets

   The Fund's net assets increased by $5,762,247 during the quarter ended June 30, 1995, due to net realized gains of $28,133,859 and additional net unrealized appreciation of $29,964,030, offset by cash distributions of $52,274,567 and a net investment loss of $61,075.

   The Fund's valuation of the Common Stock of Celebrity, General Nutrition Companies, Health o meter, Petco, Playtex, SFX Broadcasting and Stanley Furniture reflect their closing market price at June 30, 1995. Prior to the sale on July 19, 1995, General Nutrition Companies, Inc. Warrants were valued at the common stock's closing market price less the Fund's warrant exercise price and the General Nutrition Companies, Inc. convertible notes were valued at the common stock closing market price as adjusted by the conversion rate.

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

   The Fund's net assets decreased by $113,262,798 during the six months ended June 30, 1994, primarily due to additional net unrealized depreciation of $93,590,975 and cash distributions to partners of $37,054,099 partially offset by net investment income of $10,579,268 and realized gain of $6,803,008.

Unrealized Appreciation and Depreciation and Non-Accrual of
Investments

   For the six months ended June 30, 1995, the Fund recorded net unrealized appreciation of $29,964,030 as compared to a net unrealized depreciation of $93,590,975 for the same period in 1994. On June 30, 1995, the Fund's cumulative net unrealized appreciation on investments totalled $32,546,699.

   For the three months ended June 30, 1995, the Fund recorded net unrealized appreciation of $43,279,048 compared to net unrealized depreciation of $58,207,131 for the same period in 1994.

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

   The information presented herein is based on pertinent information available to the Managing General Partner and Investment Adviser as of June 30, 1995. Although the Managing General Partner and Investment Adviser are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time, and the current estimated fair value of these investments may have changed significantly since that point in time.

   Due to the substantial increase in the fair value of the Fund's investment securities of General Nutrition Companies, Inc., over 56% of the Fund's total assets (on a fair value basis) was represented by this issuer at June 30, 1995. Subsequent to June 30, 1995, the Fund sold 58% of its total GNC holdings (see Note 16 to the Financial Statements). After adjusting for this sale, GNC will represent approximately 34% of the Fund's assets. Future results will be significantly affected by changes in the market value of General Nutrition Companies' Common Stock.

   For additional information, please refer to the Supplemental Schedule of Unrealized Appreciation and Depreciation (Schedule 2) on pages 35 - 36.

Realized Gains and Losses

   The net realized gain on investments for the six months ended June 30, 1995 was $28,133,859 compared to a net realized gain of $6,803,008 for the same period in 1994.

   For additional information, please refer to the Supplemental Schedule of Realized Gains and Losses (Schedule 1) on page 34.

Cash Distributions

   On August 3, 1995, the Individual General Partners approved the second quarter 1995 cash distribution totalling $19,863,955, which consists of $11,467,097 from capital gains from sales of securities, $8,435,392 from return of capital and $409,222 from net investment income from Temporary Investments partially offset by a net investment loss of $447,756 from Mezzanine Investments during the second quarter. The total amount distributed to Limited Partners was $19,665,306 or $40.34 per unit. The Managing General Partner will receive $198,649, representing its 1% interest in the Fund. This cash distribution will be paid on August 14, 1995.

   On August 3, 1995, the Individual General Partners approved a special cash distribution totalling $114,190,626, which consists of $84,714,157 from capital gains and $29,476,469 from return of capital from the July 19 and August 1,1995 sale of General Nutrition Companies common stock. The total amount distributed to Limited Partners was $113,048,699 or $231.90 per unit. The Managing General Partner will receive $1,141,927, representing its 1% interest in the Fund. This cash distribution will be paid on August 14, 1995.

Part II - Other Information

   Items 1 - 3 are herewith omitted as the response to all items is either none or not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

   The 1995 Annual Meeting of the Limited Partner was held on June 27, 1995. The results of the proposals were as follows:

                          Number of         Number of        Number of
Proposition           Affirmative Votes   Opposed Votes   Withheld Votes

1.  Election of the
Individual General
Partners

Vernon R. Alden            248,692                             14,942
Joseph L. Bower            249,081                             14,553
Stanley H. Feldberg        248,748                             14,886
Thomas H. Lee              248,619                             15,015

2.  Election of the
Managing General
Partner to serve for
the ensuing year and
to approve the
continuance of its
compensation as set
forth in the
Partnership Agreement      247,747             15,887               0

3.  Ratification of
the selection of
Price Waterhouse as
Independent Certified
Public Accountants of
the Fund for its
fiscal year ending
December 31, 1995          252,526              4,120           6,988


ITEM 5.  OTHER INFORMATION

   On June 26, 1995, General Nutrition Companies, Inc., a Delaware Corporation ("GNC" or the "Company"), a Portfolio Company in ML-Lee Acquisition Fund, L.P. (the "Fund"), filed a Registration Statement on Form S-3 with the Securities and Exchange Commission (File No. 33-93954) for the registration of up to 11,500,000 shares of the Company's Common Stock including 1,500,000 shares of the Company's Common Stock which may be sold pursuant to the Underwriters' over-allotment option. All the shares were offered by certain Selling Shareholders of the Company, including the Fund.

   The Registration Statement was declared effective on July 19, 1995, and the Fund sold an aggregate of 2,994,492 shares of GNC Common Stock at the initial closing, of which 2,571,038 shares were issued upon conversion of the Fund's convertible subordinated promissory notes and 423,454 shares were transferred to the Underwriters who, in turn, exercised such Warrants and sold the underlying shares to the public. In addition, the Underwriters' over-allotment option was exercised on August 1, 1995 and the Fund sold an additional 449,174 shares of GNC Common Stock, all of such shares being issued upon conversion of the Fund's convertible subordinated promissory notes.

   All of the shares were sold at a net price of $33.775 per share ($35.00 per share less underwriting discounts and commissions of $1.225 per share). The Fund received total proceeds of $114,192,521, of which $102,007,632 was for the sale of the 3,020,212 shares of Common Stock issued upon conversion of the Subordinated Notes, and $12,184,889 was for the sale of the shares underlying the warrants (net of the warrant exercise price of $5.00 per share). These cash proceeds, equal to approximately $231.90 per $1,000 Unit, will be distributed to those Limited Partners of the Fund of record as of the dates of such sales in a special Cash Distribution, to be made on August 14, 1995.


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

     Exhibit 27 - Financial Data Schedule for the second quarter ended June 30, 1995.

 (b) Reports on Form 8-K:  None

                           SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of August, 1995.


                       ML-LEE ACQUISITION FUND, L.P.

                       By:  Mezzanine Investments, L.P.,
                       Managing General Partner

                       By:  ML Mezzanine Inc.,
                       its General Partner


Dated: August 14, 1995 /s/ James V. Caruso
                       James V. Caruso
                       Executive Vice President and Director


Dated: August 14, 1995 /s/ Audrey Bommer
                       Audrey Bommer
                       Vice President and Assistant
                       Treasurer (Chief Accounting Officer)

                           SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of August, 1995.


                       ML-LEE ACQUISITION FUND, L.P.

                        By:  Mezzanine Investments, L.P.,
                       Managing General Partner

                       By:  ML Mezzanine Inc.,
                       its General Partner


Dated: August 14, 1995
                       James V. Caruso
                       Executive Vice President and Director


Dated: August 14, 1995
                       Audrey Bommer
                       Vice President and Assistant
                       Treasurer (Chief Accounting Officer)