Form 10-Q
period 1995-09-30
ML LEE ACQUISITION FUND L P
filed 1995-11-14
CIK 813343

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

              For the Period Ended September 30, 1995

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

                  ML-LEE ACQUISITION FUND, L.P.

                        TABLE OF CONTENTS


                 PART I - FINANCIAL INFORMATION

                                                                     Page
Item 1.  Financial Statements

Statements of Assets, Liabilities and Partners' Capital
  as of September 30, 1995 and December 31, 1994                      3

Statements of Operations - For the Three and Nine Months Ended
  September 30, 1995 and 1994                                         4

Statements of Changes in Net Assets - For the Nine Months Ended
  September 30, 1995 and 1994                                         5

Statements of Cash Flows - For the Nine Months Ended
  September 30, 1995 and 1994                                         6

Statement of Changes in Partners' Capital - At September 30, 1995     7

Schedule of Portfolio Investments - September 30, 1995                8

Notes to Financial Statements                                        23

Supplemental Schedule of Realized Gains and Losses - (Schedule 1)    34

Supplemental Schedule of Unrealized Appreciation and
  Depreciation - (Schedule 2)                                        35

Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                37


                PART II - OTHER INFORMATION



Item 1.  Legal Proceedings                                           45

Item 2.  Change in Securities                                        45

Item 3.  Defaults Upon Senior Securities                             45

Item 4.  Submission of Matters to a Vote of Security Holders         45

Item 5.  Other Information                                           45

Item 6.  Exhibits and Reports on Form 8-K                            46

                  ML-LEE ACQUISITION FUND, L.P.
     STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
                     (DOLLARS IN THOUSANDS)
                                                      September 30,
                                                          1995        December
                                                       (Unaudited)    31, 1994
ASSETS:
Investments - Notes 2,8,9
 Portfolio Investments, at fair value
  Managed Companies (amortized cost
   $252,762 at September 30, 1995 and
   $313,930 at December 31, 1994)                       $234,000      $326,672
  Non-Managed Companies (amortized cost
   $17,600 at September 30, 1995 and $22,703
   at December 31, 1994)                                   8,783        12,542
 Temporary Investments, at amortized cost
   (cost $5,216 at September 30, 1995 and
   $10,498 at December 31, 1994)                           5,234        10,511
Cash (of which $3,145,997 is restricted
  at September 30, 1995) - Note 8                          3,146         3,442
Accrued Interest Receivable - Note 2                           -         1,077
Prepaid Loan Fees - Notes 2,4                              1,827         2,299
Prepaid Expenses and Other Receivables                         -             7
Receivable for Investments Sold                               75         1,227
TOTAL ASSETS                                            $253,065      $357,777

LIABILITIES AND PARTNERS' CAPITAL:

Liabilities
 Professional and Independent General Partner
  Fees Payable                                          $    170      $    305
 Deferred Interest Income - Note 2                           179           773
Total Liabilities                                            349         1,078

Partners' Capital - Note 2
  Managing General Partner                                   868         1,908
  Limited Partners (487,489 Units)                       251,848       354,791
Total Partners' Capital                                  252,716       356,699

TOTAL LIABILITIES AND PARTNERS' CAPITAL                 $253,065     $ 357,777


       See the Accompanying Notes to Financial Statements.

                                   ML-LEE ACQUISITION FUND, L.P.
                                      STATEMENTS OF OPERATIONS
                                             (UNAUDITED)
                                       (DOLLARS IN THOUSANDS)


                                   For the Three Months Ended   For the Nine Months Ended
                                  September 30,  September 30,  September 30, September 30,
                                        1995          1994          1995        1994
INVESTMENT INCOME - NOTE 2,10:
Interest                              $   537     $  1,821       $  3,503     $ 12,844
Discount                                  521           70          1,251          416
Dividend and Other Income                 168           49            594        3,036

  TOTAL INCOME                          1,226        1,940          5,348       16,296

EXPENSES:
Investment Advisory Fee - Note 5          691          909          2,197        2,741
Fund Administration Fee - Note 6          410          460          1,259        1,384
Loan Fees - Notes 2,4                     188          188            555          587
Independent General Partners' Fees
  and Expenses - Note 7                    49          107            268          260
Professional Fees                         166          178          1,403          584
Insurance Expense                           2            3              7            8
Interest Expense - Note 4                   -            -              -           58
TOTAL EXPENSES                          1,506        1,845          5,689        5,622

NET INVESTMENT INCOME (LOSS)             (280)          95           (341)      10,674

NET REALIZED GAIN ON INVESTMENTS -
  NOTE 8 AND SCHEDULE 1                84,715            -        112,849        6,803

NET CHANGE IN UNREALIZED APPRECIATION
(DEPRECIATION) ON INVESTMENTS - NOTE 9
AND SCHEDULE 2
Publicly Traded Securities            (59,741)      31,250        (19,709)     (62,957)
Non Public Securities                    (385)      (3,445)       (10,453)      (2,828)
  Subtotal                            (60,126)      27,805        (30,162)     (65,785)

NET INCREASE (DECREASE) IN NET
  ASSETS RESULTING FROM OPERATIONS   $ 24,309     $ 27,900      $  82,346     $(48,308)


            See the Accompanying Notes to Financial Statements.


                  ML-LEE ACQUISITION FUND, L.P.
               STATEMENTS OF CHANGES IN NET ASSETS
                           (UNAUDITED)
                     (DOLLARS IN THOUSANDS)

                                             For the Nine Months Ended
                                           September 30,   September 30,
FROM OPERATIONS:                                1995          1994

Net Investment Income (Loss)                 $   (341)      $ 10,674

Net Realized Gain on Investments              112,849          6,803

Net Change in Unrealized Depreciation
  on Investments                              (30,162)       (65,785)

Net Increase (Decrease) In Net
  Assets Resulting From Operations             82,346        (48,308)

Cash Distributions to Partners               (186,329)       (38,137)

Total Decrease                               (103,983)       (86,445)

NET ASSETS:

Beginning of Period                           356,699        418,892

End of Period                                $252,716       $332,447

       See the Accompanying Notes to Financial Statements.


                             ML-LEE ACQUISITION FUND, L.P.
                               STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)
                                (DOLLARS IN THOUSANDS)

                                                         For the Nine Months Ended
                                                       September 30,    September 30,
                                                           1995             1994
Increase  (Decrease)  in Cash and Cash  Equivalents  CASH FLOWS  FROM  OPERATING
ACTIVITIES:
 Interest, Dividends and Discount Income                $  5,826       $   9,577
 Investment Advisory Fee                                  (2,197)         (2,741)
 Fund Administration Fee                                  (1,259)         (1,384)
 Professional Fees and Other Expenses                     (1,530)           (517)
 Loan Fees and Expenses                                     (100)            (48)
 Interest Expense                                              -             (58)
 Independent General Partners' Fees and Expenses            (260)           (247)
 Sale of Temporary Investments, Net                        5,281          26,027
 Proceeds from Sale of Portfolio Company Investments     180,272          23,467
 Purchase of Portfolio Company Investments                     -          (6,344)
 Net Cash Provided by Operating Activities               186,033          47,732
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayments of Borrowings, Net                                 -          (9,594)
 Cash Distributions to Partners                         (186,329)        (38,137)
 Net Cash Applied to Financing Activities               (186,329)        (47,731)
 Net Increase (Decrease) in Cash                            (296)              1
 Cash at Beginning of Period                               3,442               -
 Cash at End of Period                                 $   3,146        $      1

                  RECONCILIATION OF NET INVESTMENT INCOME (LOSS) TO
                      NET CASH PROVIDED BY OPERATING ACTIVITIES

Net Investment Income (Loss)                           $    (341)       $ 10,674
Adjustments to Reconcile Net Investment Income (Loss)
  to Net Cash Provided by Operating Activities:
Decrease in Investments                                   71,552          23,470
Decrease in Receivable for Investments Sold                1,152          14,933
(Increase) Decrease in Accrued Interest,
  Dividend and Discount Receivables                          477          (6,719)
Decrease in Prepaid Expenses                                 479             546
Decrease in Option Payable                                     -          (2,057)
Increase (Decrease) in Professional Fees and
  Independent General Partner Fees Payable                  (135)             82
Net Realized Gain on Investments                         112,849           6,803
Total Adjustments                                        186,374          37,058
Net Cash Provided by Operating Activities              $ 186,033        $ 47,732

               See the Accompanying Notes to Financial Statements.

                  ML-LEE ACQUISITION FUND, L.P.
            STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                     (DOLLARS IN THOUSANDS)

                                                      Managing
                                                      General    Limited
                                                      Partner    Partners    Total
For the Nine Months Ended
  September 30, 1995 - Notes 2,3,4,5

Partners' Capital at January 1, 1995                 $ 1,908    $354,791   $356,699
Allocation of Net Investment Loss                         (3)       (338)      (341)
Allocation of Net Realized Gain on Investments         1,128     111,721    112,849
Allocation of Net Change in Unrealized Depreciation     (302)    (29,860)   (30,162)
Cash Distributions to Partners                        (1,863)   (184,466)  (186,329)
Partners' Capital at September 30, 1995              $   868    $251,848   $252,716


          See the Accompanying Notes to Financial Statements.


                                              ML-LEE ACQUISITION FUND, L.P.
                                      SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
                                                    SEPTEMBER 30, 1995
                                                  (DOLLARS IN THOUSANDS)


  Principal                                                                                                    Fair    % Of
   Amount/                                                                             Investment Investment   Value    Total
   Shares       Investment                                                               Date      Cost (f)  (Note 2) Investments
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


                                      See the Accompanying Notes to Financial Statements.


                                                ML-LEE ACQUISITION FUND, L.P.
                                        SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
                                                      SEPTEMBER 30, 1995
                                                    (DOLLARS IN THOUSANDS)


  Principal                                                                                               Fair      % Of
   Amount/                                                                         Investment Investment  Value     Total
   Shares           Investment                                                        Date     Cost (f)  (Note 2) Investments
250,800 Shares      Alliance International Group, Common Stock(d)                    12/31/87   1,951     1,951
15,228.43 Warrants  Alliance International Group, Common Stock Purchase Warrants(d)  03/28/89       0         0(i)
62,700 Warrants     Alliance International Group, Common Stock Purchase Warrants(d)  04/22/91       0         0
657,614.21 Warrants Alliance International Group, Common Stock Purchase Warrants(d)  12/31/92       0         0
50,000 Warrants     Alliance International Group, Common Stock Purchase Warrants(d)  various        0         0(i)
                     (52.5% of fully diluted common equity assuming  exercise of warrants)  19,200  Shares Common Stock  Purchased  12/31/87
                     $149 Sold  01/30/89-9,600  Shares $107 Sold  01/02/90-9,600
                     Shares $147
                     Realized Gain                          $105                               25,385    25,385      10.24


                                      See the Accompanying Notes to Financial Statements.


                                                ML-LEE ACQUISITION FUND, L.P.
                                        SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
                                                      SEPTEMBER 30, 1995
                                                    (DOLLARS IN THOUSANDS)


  Principal                                                                                                 Fair      % Of
   Amount/                                                                           Investment Investment  Value     Total
   Shares        Investment                                                             Date     Cost (f) (Note 2) Investments
                 BEEFAMERICA, INC. (a) (e) - Notes 4,9,10,11
$41,997          BeefAmerica, Inc., Sr. Sub. Interim Note 15.5% due 09/30/98(c)(g)(h) 09/09/88  $20,000   $10,000
$80,951          BeefAmerica, Inc., Sub. Note 15% due 09/30/98 (c)(g)(h)              09/09/88   38,928         0
5,661.11 Shares  BeefAmerica, Inc., Class A Redeemable Preferred Stock(d)             04/10/91   40,050         0
51,000 Shares    BeefAmerica, Inc., Common Stock (d)                                  various     2,000         0
1 Warrant        BeefAmerica, Inc., Common Stock Purchase Warrant(d)                  09/09/88        0         0(i)
                  (59% of fully diluted common equity assuming exercise of warrants)
                  $1,072 15% Sub. Nt.
                  Purchased 09/9/88                     $1,072
                  Redeemed 02/20/92                     $1,072
                  Realized Gain                         $    0
                  Preferred Stock
                  Purchased 09/9/88                     $2,700
                  Redeemed 02/20/92                     $2,700
                  Realized Gain.                        $    0
                  Total Realized Gain                   $    0                                 100,978    10,000       4.03


                                      See the Accompanying Notes to Financial Statements.


                                                ML-LEE ACQUISITION FUND, L.P.
                                        SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
                                                      SEPTEMBER 30, 1995
                                                    (DOLLARS IN THOUSANDS)


  Principal                                                                                         Fair       % Of
   Amount/                                                         Investment    Investment        Value        Total
   Shares      Investment                                             Date         Cost (f)         (Note 2)   Investments
               CELEBRITY, INC. - Notes 5,8,9
11,539 Shares  Celebrity, Inc. Common Stock(b)(k)                    06/16/92      $   150        $   81
                 (0.3% of fully  diluted  common  equity) 5,769 Shares of Common
                 Stock Purchased  06/16/92 $75 Sold 09/29/93 $75 Realized Gain $
                 0 5,769  Shares of Common  Stock  Purchased  06/16/92  $75 Sold
                 09/19/94  $75  Realized  Gain $ 0  5,769  Shares  Common  Stock
                 Purchased 06/16/92 $75 Sold 09/19/95 $75 Realized Gain $ 0
                 Total Realized Gain                   $ 0                             150            81          0.03


                                      See the Accompanying Notes to Financial Statements.


                                                ML-LEE ACQUISITION FUND, L.P.
                                        SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
                                                      SEPTEMBER 30, 1995
                                                    (DOLLARS IN THOUSANDS)


  Principal                                                                                                   Fair        % Of
   Amount/                                                                    Investment    Investment        Value       Total
   Shares         Investment                                                    Date         Cost (f)         (Note 2)   Investments
                  CHADWICK-MILLER, INC. (a)(e) - Notes 8,9,10,14
189,996 Shares    CMI Holding Corp., Preferred Stock(a) (d)                    12/16/88    $  12,916         $  12,916
192,933 Shares    CMI Holding Corp., Common Stock (d)                          Various         3,736             1,929
100,000 Warrants  CMI Holding Corp., Common Stock Warrants (d)                 Various             0                 0
                    (63.6% of fully diluted common equity)
                    35,161 Shares Common Stock
                    Purchased 06/30/93                    $  352
                    Sold 09/03/93                         $  352
                    Realized Gain                         $    0
                    $5,000,000 Senior Note
                    Purchased 12/16/88                    $5,000
                    Sold 11/23/94                         $5,000
                    Realized Gain                         $    0
                    Total Realized Gain                   $    0                             16,652            14,845       5.99


                                     See the Accompanying Notes to Financial Statements.


                                                ML-LEE ACQUISITION FUND, L.P.
                                        SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
                                                      SEPTEMBER 30, 1995
                                                    (DOLLARS IN THOUSANDS)


  Principal                                                                                                Fair    % Of
   Amount/                                                                         Investment  Investment  Value    Total
   Shares          Investment                                                        Date       Cost (f)  (Note 2) Investments
                   COLE NATIONAL CORPORATION
567 Warrants       Cole National Corporation, Common Stock Purchase Warrants(d)    09/26/90    $     0    $    0
                     (0.0% of fully diluted common equity assuming exercise
                     of warrants)
                     $589 Senior Bridge Note
                     Purchased 09/25/90                    $589
                     Sold 11/15/90                         $589
                     Realized Gain                         $  0                                      0         0      0.00

                  DURO-TEST CORPORATION (a)(e) - Notes 9,14,16
26,178.05 Shares  Duro-Test Corp., Preferred Stock Series A (d)(h)                05/12/94       2,618     2,618
6,153,420 Shares  Duro-Test Holding Corp., Common Stock (d)                       Various       36,045     1,997
                    (61.5% of fully diluted common equity)
                                                                                                38,663     4,615      1.86


                                     See the Accompanying Notes to Financial Statements.


                                                ML-LEE ACQUISITION FUND, L.P.
                                        SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
                                                      SEPTEMBER 30, 1995
                                                    (DOLLARS IN THOUSANDS)


  Principal                                                                                                     Fair    % Of
   Amount/                                                                            Investment  Investment    Value    Total
   Shares         Investment                                                            Date       Cost (f)   (Note 2) Investments
                  GENERAL NUTRITION COMPANIES, INC. (a) Notes 8,9,16
53,558.5 Shares   General Nutrition Cos., Inc. Common Stock(d)(k)                     08/21/89    $   523    $  2,437
1,024,590 Shares  General Nutrition Cos.,Inc. Common Stock (d)(k)                     11/21/91     10,000      46,619
1,373,734 Shares  General Nutrition Cos., Inc., Common Stock (d)(k)                    Various      3,236      62,505
                    (5.4% of fully diluted common equity)  469,306 Shares Common
                    Stock  Purchased  various $ 1,900 Sold Shares various 1993 $
                    17,154  Realized Gain $ 15,254  433,424  Shares Common Stock
                    Purchased  various $ 1,626 Sold Shares various 1994 $ 12,272
                    Realized  Gain  $  10,646   423,454  Common  Stock  Purchase
                    Warrants  Purchased  Various $ 0 Sold July 19, 1995 $ 12,185
                    Realized Gain $ 12,185 $29,477 7.5% Convertiable Junior
                      Subordinated Note Purchased 8/29/89 $ 29,477
                    Converted to 3,020,212 Shares Common
                      Stock Various 1995
                    Sold various 1995                     $102,007
                    Realized Gain                         $ 72,530
                    Total Realized Gain                   $110,615                               $13,759     $111,561       44.98


                                       See the Accompanying Notes to Financial Statements.


                                                ML-LEE ACQUISITION FUND, L.P.
                                        SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
                                                      SEPTEMBER 30, 1995
                                                    (DOLLARS IN THOUSANDS)


  Principal                                                                                              Fair      % Of
   Amount/                                                                    Investment   Investment    Value      Total
   Shares         Investment                                                    Date        Cost (f)   (Note 2)   Investments
                  HEALTH O METER PRODUCTS, INC. (a)  Notes 9,14
952,500 Shares    Health o meter Products, Inc., Common Stock (d)(k)           04/28/88     $ 1,270   $ 3,929
610,553 Shares    Health o meter Products, Inc., Common Stock (b)(k)           08/17/94       3,282     2,519
                    (15.4% of fully diluted common equity)
                    $16,000 14.50% Subordinated Note
                    Purchased 04/28/88                    $16,000
                    Sold 03/24/92                         $16,000
                    Realized Gain                         $     0
                    187,500 Shares of Common Stock
                    Purchased 04/28/88                    $   250
                    Sold 03/30/92                         $ 2,441
                    Realized Gain                         $ 2,191
                    Total Realized Gain                   $ 2,191                             4,552     6,448       2.60


                                       See the Accompanying Notes to Financial Statements.


                                                ML-LEE ACQUISITION FUND, L.P.
                                        SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
                                                      SEPTEMBER 30, 1995
                                                    (DOLLARS IN THOUSANDS)


  Principal                                                                                              Fair      % Of
   Amount/                                                                    Investment   Investment    Value      Total
   Shares         Investment                                                    Date        Cost (f)   (Note 2)   Investments
                  PETCO ANIMAL SUPPLIES, INC. (a)(e) - Notes 8,9,14
981,748 Shares    Petco Animal Supplies, Inc. Common Stock(d)(k)              Various     $15,846   $  25,525
                    (10.96% of fully diluted common equity)
                    $269 14% Sr. Bridge Note
                    Purchased 11/19/90                     $   269
                    Repaid 04/19/91                        $   269
                    Realized Gain                          $     0
                    $98 14% Sr. Bridge Note
                    Purchased 11/28/90                     $    98
                    Repaid 04/19/91                        $    98
                    Realized Gain                          $     0
                    $2,397 12.65% Sr. Sub. Note
                    Purchased various                      $ 2,397
                    Repaid 03/27/94                        $ 2,397
                    Realized Gain                          $     0
                    1,009,638 Shares Common Stock
                    Purchased various                      $16,296
                    Sold  1,009,638 Shares various 1995    $19,902
                    Realized Gain                          $ 3,606
                    Total Realized Gain                    $ 3,606                        15,846      25,525         10.29


                                    See the Accompanying Notes to Financial Statements.


                                                ML-LEE ACQUISITION FUND, L.P.
                                        SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
                                                      SEPTEMBER 30, 1995
                                                    (DOLLARS IN THOUSANDS)


  Principal                                                                                              Fair      % Of
   Amount/                                                                    Investment   Investment    Value      Total
   Shares         Investment                                                    Date        Cost (f)   (Note 2)   Investments
                    PLAYTEX PRODUCTS, INC. (d) (k) - Note 9
1,406,204 Shares    Playtex Products, Inc., Common Stock(d)(k)                12/28/88     $ 3,255     $ 12,129
                      (2.8% of fully diluted common equity)
                      $19,285 15% Subordinated Notes
                      Purchased 12/28/88                    $19,285
                      Sold 06/30/89                         $19,285
                      Realized Gain                         $     0
                      3,214,000 Shares Preferred Stock
                      Purchased 12/28/88                    $ 3,214
                      Sold 06/30/89                         $ 3,214
                      Realized Gain                         $     0
                      2,571,314 Shares Common Stock
                      Purchased 12/28/88                    $ 1,286
                      Sold 06/30/89                         $ 1,286
                      Realized Gain                         $     0

                                       See the Accompanying Notes to Financial Statements.


                                                ML-LEE ACQUISITION FUND, L.P.
                                        SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
                                                      SEPTEMBER 30, 1995
                                                    (DOLLARS IN THOUSANDS)


  Principal                                                                                              Fair      % Of
   Amount/                                                                    Investment   Investment    Value      Total
   Shares         Investment                                                    Date        Cost (f)   (Note 2)   Investments
                   $11,250 15% Subordinated Note
                    Purchased 12/28/88                      $11,250
                    Sold 09/28/90                           $11,275
                    Realized Gain                           $    25
                    2,571,314 Shares Common Stock
                    Purchased 12/28/88                      $ 1,286
                    Sold 09/28/90                           $10,512
                    Realized Gain                           $ 9,226
                    347,209 Shares Common Stock
                    Purchased 12/28/88                      $   174
                    Sold 12/20/91                           $ 1,343
                    Realized Gain                           $ 1,169
                    $71,251 15% Subordinated Notes
                    Purchased 12/28/88                      $71,251
                    Sold 02/01/93                           $71,181
                    Realized Loss                           $   (70)
                    Total Net Realized Gain                 $10,350                          3,255       12,129     4.89


                                   See the Accompanying Notes to Financial Statements.


                                                ML-LEE ACQUISITION FUND, L.P.
                                        SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
                                                      SEPTEMBER 30, 1995
                                                    (DOLLARS IN THOUSANDS)


  Principal                                                                                              Fair      % Of
   Amount/                                                                    Investment   Investment    Value      Total
   Shares         Investment                                                    Date        Cost (f)   (Note 2)   Investments
                    STANLEY FURNITURE COMPANY, INC. (a)(e) - Note 9
2,675,552 Shares    Stanley Furniture Co., Inc., Common Stock(b)(h)(k)         Various     $ 33,522    $ 23,411
                      (50.2% of fully diluted common equity)
                      $2,000 Loan participation
                      Purchased 03/12/92                    $2,000
                      Repaid 04/05/93                       $2,000
                      Realized Gain                         $    0                           33,522      23,411      9.44

                      TOTAL INVESTMENT IN MANAGED COMPANIES                                $252,762    $234,000     94.35

                      NON-MANAGED COMPANIES

                    CHARTER MEDICAL CORPORATION - Note 9
40,000 Warrants     Charter Medical Corp. Common Stock Purchase Warrants(d)  09/01/88             4           0
                      $5,000 14% Subordinated Notes
                      Purchased 09/01/88                    $5,000
                      Sold 12/05/88                         $5,000
                      Realized Gain                         $    0                                4           0      0.00

                     SFX BROADCASTING, INC. - Note 9
26,000 Shares        SFX Broadcasting Co. Common Stock(b)(k)                 12/16/88         4,880         741
8,667 Option Shares  SFX Broadcasting Co. Common Stock Option(b)(j)          12/16/88             0           0

                                                                                              4,880         741      0.30

                                                See the Accompanying Notes to Financial Statements.


                                                ML-LEE ACQUISITION FUND, L.P.
                                        SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
                                                      SEPTEMBER 30, 1995
                                                    (DOLLARS IN THOUSANDS)


  Principal                                                                                              Fair      % Of
   Amount/                                                                    Investment   Investment    Value      Total
   Shares         Investment                                                    Date        Cost (f)   (Note 2)   Investments

                    SWO HOLDINGS CORPORATION - Note 9
250,000 Shares      SWO Holdings Corp., Common Stock(d)                        11/24/87    $   250     $  595
185,048 Shares      Homeland Holding Corp., Common Stock(d)                    08/10/90        440        440
                      $5,000 15.5% Subordinated Notes
                      Purchased 11/24/87                   $5,000
                      Sold 09/15/88                        $5,075
                      Realized Gain                        $   75                              690      1,035        0.42

                    TLC BEATRICE INTERNATIONAL HOLDINGS, INC.
25,500 Shares       TLC Beatrice Int'l Holdings., Inc., Common Stock(d)        11/30/87         26         26
                      $8,500 13% Subordinated Notes
                      Purchased 11/30/87                    $8,500
                      Sold 08/18/88                         $8,500
                      Realized Gain                         $    0                              26         26        0.01


                                   See the Accompanying Notes to Financial Statements.


                                                ML-LEE ACQUISITION FUND, L.P.
                                        SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
                                                      SEPTEMBER 30, 1995
                                                    (DOLLARS IN THOUSANDS)


  Principal                                                                                              Fair      % Of
   Amount/                                                                    Investment   Investment    Value      Total
   Shares         Investment                                                    Date        Cost (f)   (Note 2)   Investments

                  WALTER INDUSTRIES, INC. - Note 9
547,200 Shares    Walter Industries, Inc., Common Stock(b)(k)                  01/07/88    $ 12,000     $  6,977
326 Shares        Walter Industries, Inc., Common Stock (b)(k)                 09/13/95           0            4
                    (formerly Hillsborough Holdings Corporation)
                                                                                             12,000        6,981     2.81

                  TOTAL INVESTMENT IN NON-MANAGED COMPANIES                                $ 17,600     $  8,783     3.54

                  SUMMARY OF MEZZANINE INVESTMENTS
                  Subordinated Notes                                                         70,860       21,932     8.84
                  Preferred Stock                                                            67,086       27,036    10.90
                  Common Stock and Warrants                                                 132,416      193,815    78.15
                  TOTAL MEZZANINE INVESTMENTS                                              $270,362     $242,783    97.89


                                            See the Accompanying Notes to Financial Statements.


                                                ML-LEE ACQUISITION FUND, L.P.
                                        SCHEDULE OF PORTFOLIO INVESTMENTS (UNAUDITED)
                                                      SEPTEMBER 30, 1995
                                                    (DOLLARS IN THOUSANDS)


  Principal                                                                                              Fair      % Of
   Amount/                                                                    Investment   Investment    Value      Total
   Shares         Investment                                                    Date        Cost (f)   (Note 2)   Investments
                  TEMPORARY INVESTMENTS

                  TIME DEPOSIT
$276              State Street 2.5% due 10/02/95                              09/29/95   $    276   $    276
                  TOTAL TIME DEPOSIT                                                          276        276         .11

                  COMMERCIAL PAPER
$2,987            AVCO Financial 5.73% due 10/02/95                           08/28/95   $  2,970   $  2,986
$1,974            Ford Motor Credit Corp. 5.74% due 10/6/95                   09/22/95      1,970      1,972

                  TOTAL INVESTMENT IN COMMERCIAL PAPER                                      4,940      4,958        2.00

                  TOTAL TEMPORARY INVESTMENTS                                            $  5,216   $  5,234        2.11

                  TOTAL INVESTMENT PORTFOLIO                                             $275,578   $248,017      100.00%


(a)  Represents investments in Affiliates as defined in the Investment Company Act of 1940.
(b)  Non-income producing security.
(c)  Restricted security.
(d)  Restricted non-income producing security.
(e)  Issuers of which the Fund, as of September 30, 1995, owned more than 25% of the voting securities and which therefore were presumed to be controlled by the Fund under the Investment Company Act of 1940 as of such date.
(f)  Represents original cost and excludes accretion of discount of $18,207 for Temporary Investments.
(g)  Non-accrual investment status.
(h)  Inclusive of receipt of payment-in-kind securities.
(i)  Represents an amount of less than one thousand dollars.
(j)  Publicly traded underlying class of securities.
(k)  Publicly traded class of securities.


               See the Accompanying Notes to Financial Statements.


                      ML-LEE ACQUISITION FUND, L.P.
                      NOTES TO FINANCIAL STATEMENTS
                            SEPTEMBER 30, 1995
                               (UNAUDITED)

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

    The information presented herein is based on pertinent information available to the Managing General Partner and Investment Adviser as of September 30, 1995. Although the Managing General Partner and Investment Adviser are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time and especially in light of the fact that the portfolio investments of companies whose equity is publicly traded are valued at the trading price at September 29, 1995, the current estimated fair value of these investments may have changed significantly since that point in time.

Interest Receivable on Investments

    Investments generally will be placed on non-accrual status in the event of a default (after applicable grace period expires) or if the Investment Adviser and the Managing General Partner determine that there is no reasonable assurance of collecting interest.

Payment-In-Kind Securities

    All payment-in-kind securities received in lieu of cash interest payments by the Fund's portfolio companies are recorded at face value (which approximates accrued interest), unless the Investment Adviser and the Managing General Partner determine that there is no reasonable assurance of collecting the full principal amounts of such securities. As of September 30, 1995 and December 31, 1994, the Fund had in its portfolio of investments $1,122,216 and $4,098,017, respectively, of payment-in-kind debt securities, which excludes $80,538,137 and $81,267,344, respectively, of payment-in-kind securities received from notes placed on non-accrual status. As of September 30, 1995 and December 31, 1994, the Fund had in its portfolio of investments $9,795,012 and $16,608,872, respectively, of payment-in-kind equity securities.

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

Interim Financial Statements

    The financial information included in this interim report as of September 30, 1995 and for the period then ended has been prepared by management without an audit by independent certified public accountants. The results for the period ended September 30, 1995 are not necessarily indicative of the results of the operations expected for the year and reflect adjustments, all of a normal and recurring nature, necessary for the fair presentation of the results of the interim period. In the opinion of Mezzanine Investments, L.P., the Managing General Partner of the Fund, all necessary adjustments have been made to the aforementioned financial information for a fair presentation in accordance with generally accepted accounting principles.

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

4.  Leverage

    The Fund entered into a credit agreement, dated as of August 13, 1991 (the "Credit Facilities"), with a maximum credit facility of $140 million with a lending group led by the First National Bank of Chicago ("First Chicago"). The Credit Facilities consisted of a $100 million secured term loan and a $40 million secured revolving credit line. As of September 30, 1995, the maximum availability under the Credit Facilities was reduced to $19,894,240 due to the sales of pledged securities. The Available Credit Facilities has been further reduced by a $4 million letter of credit in connection with the investment in BeefAmerica, Inc. The Credit Facilities will mature on July 31, 1998. Loan advances bear interest at a floating rate equal to the greater of prime plus 1% or the federal funds rate plus 1.5%. The Fund paid down the term loan during the first quarter of 1994. In connection with the Credit Facilities, the Fund has pledged its debt and equity portfolio securities to its lenders.

    In connection with the Credit Facilities, the Fund incurred the following loan fees:

    Nonrecurring loan advisory and loan facility fees of $4,441,580 paid to First Chicago in 1991 in connection with the creation of the credit facility, which are being amortized over the life of the credit facility. The amount expensed for the nine months ended September 30, 1995 was $476,819.

    An annual Loan Administration Fee of $25,000 for the administration of the credit facility. The amount expensed for the nine months ended September 30, 1995 was $18,621.

    An Unused Commitment Fee of 1/2 of 1% per annum of the unused line of credit. The expense for the nine months ended September 30, 1995 was $59,267.

    For the nine months ended September 30, 1995 and 1994, the Fund has incurred $555,145 and $586,624, respectively, in total loan fees.

    For additional information, see Note 11.

5.  Investment Advisory Fee

    The Investment Adviser provides for the identification, management and liquidation of investments for the Fund. As compensation for services rendered to the Fund, the Investment Adviser receives a quarterly fee at the annual rate of 1% of assets under management (net offering proceeds, reduced by cumulative capital reductions, plus outstanding bank borrowing as specified in the Fund's Partnership Agreement), with a minimum annual fee of $1,200,000. The Investment Advisory Fee is calculated and paid quarterly, in advance. For the nine months ended September 30, 1995 and 1994, the Fund paid $2,197,065 and $2,741,152, respectively, in Investment Advisory Fees to Thomas H. Lee Advisors I. For the three months ended September 30, 1995 and 1994, the Fund paid $690,976 and $909,354, respectively, in Investment Advisory Fees.

6.  Fund Administration Fee

    ML Fund Administrators Inc. (the "Fund Administrator") (an affiliate of the Managing General Partner) performs the operational and administrative services necessary for the management of the Fund. For the period from October 19, 1991 to October 19, 1995, the Fund Administrator is entitled to receive from the Fund an annual amount equal to the greater of $400,000 or 0.45% of the Net Proceeds Available for Investments subject to certain reductions as specified in the Fund's Partnership Agreement. Beginning October 19, 1995, the Fund Administration Fee will change to an annual fee of $300,000 plus out-of-pocket expenses incurred by the Fund Administrator as described below. The Fund Administration Fee is calculated and paid quarterly, in advance. For the nine months ended September 30, 1995 and 1994, the Fund paid $1,259,424 and $1,383,818, respectively, in Fund Administration Fees. For the three months ended September 30, 1995 and 1994, the Fund paid $410,498 and $459,633, respectively, in Fund Administration Fees.

    For the period ending October 19, 1995, the Fund's expenses for accounting, audits, printing, tax preparation and other administrative services ("out-of-pocket expenses") (excluding the costs of bonding and extraordinary legal expenses) were paid by the Fund Administrator. Beginning October 19, 1995, in accordance with Partnership Agreement, the Fund Administrator is being reimbursed by the Fund for 100% of the out-of-pocket expenses incurred.

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

    For the nine months ended September 30, 1995 and 1994, the Fund incurred $267,567 and $260,471, respectively, in Independent General Partners' Fees and Expenses.

8.  Investment Transactions

    On November 23, 1994, in connection with the financial restructuring of Chadwick-Miller, Inc. and its holding company, CMI Holding Corp., the Fund's $5,000,000 14.75% Senior Note was redeemed. The proceeds received were $5 million, however, as of September 30, 1995, $3.1 million is classified as restricted cash and remains held in escrow until certain leasing consents are obtained from store landlords.

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

    In connection with a General Nutrition Companies, Inc. public offering of 10 million shares of Common Stock, together with a 15% overallotment option to the underwriters (the "GNC Offering") on July 19, 1995, the Fund sold 3,020,212 shares of common stock (including the underwriters overallotment option of 449,174 shares exercised on August 1, 1995) at a net price per share of $33.775. The Fund also sold 423,454 common stock purchase warrants at a net price per warrant of $28.775 (the net price per share less the $5 per warrant exercise price). Proceeds from the sales totalled $114,192,216 with an original cost of $29,476,469 resulted in realized gains of $84,715,747 and proceeds were distributed to the Partners of the Fund in a special distribution on August 14, 1995. Subsequent to the sale, all remaining GNC Convertible Subordinated Notes held by the Fund were converted into Common Stock.

    At September  30,  1995,  the Fund had a total of  $270,361,232  invested in
Mezzanine   Investments   representing   $252,761,190  Managed  and  $17,600,042
Non-Managed portfolio investments.

    For the nine months ended September 30, 1995, the proceeds and costs from the sales of investments resulted in net realized gains of $112,848,806. For additional information, please refer to the Supplemental Schedule of Realized Gains and Losses (Schedule 1) on page 34.

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

9.  Unrealized Appreciation and Depreciation of Investments

    For the nine months ended September 30, 1995, the Fund recorded net unrealized depreciation of $30,162,528 and as of this date, the Fund's cumulative net unrealized depreciation on investments totalled $27,579,857.

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

10. Non-Accrual of Investments

    In accordance with the Fund's Accounting Policy, the following notes have been on non-accrual status since the date indicated:

-   BeefAmerica Incorporated on July 1, 1990.
-   Chadwick-Miller, Inc. on January 1, 1993.

11. Commitments and Guarantees

    On October 12, 1989, the Fund established a $4 million standby letter of credit issued for BeefAmerica's Senior Bank Group as security for part of the Fund's loan to BeefAmerica, Inc.

    On January 20, 1992, the Fund entered into a commitment to guarantee up to $150,480 to support an obligation of a subsidiary of Alliance International Group, Inc. The amount of such guarantee represents the Fund's pro-rata portion of a $600,000 aggregate additional advance provided by the senior lender of Alliance.

    On April 13, 1994, the Fund and the Lee Affiliates agreed to severally guarantee ultimate payment to Diet Center's legal counsel for all past and ongoing legal services rendered in connection with the Diet Center franchise litigation (see Note 12 to the Financial Statements). The Fund guaranteed 85.71% and the Lee Affiliates guaranteed 14.29% of such fees. In addition, from June 28 to December 8, 1994, the Fund guaranteed the payment of certain other expenses in connection with such litigation and the Lee Affiliates entered into similar agreements in proportion to their equity. As of September 30, 1995, the Fund has paid legal and other expenses in connection with the Diet Center litigation pursuant to the aforementioned guarantee totalling $1,257,012.

12. Litigation

    On March 9, 1989, a number of franchisees of Diet Center, Inc. initiated a suit in San Francisco Superior Court challenging Diet Center's 50 cent increase in the Continuing License Fee which is paid by all franchisees on a per dieter, per day basis. Plaintiffs alleged that all defendants (including the Fund, its Investment Adviser and Thomas H. Lee) conspired to finance the leveraged buy-out of Diet Center's corporate parent, American Health Companies Inc., by wrongfully increasing the License Fee. Plaintiffs subsequently filed an amended fraudulent conveyance count. On January 27, 1995 Judge Baxter of the San Francisco Supreme Court issued a written opinion after trial in which she ruled in favor of all defendants (including, the Fund, its Investment Adviser and Thomas H. Lee) on plaintiffs' allegation that the leveraged buy-out of American Health Companies, Inc. was a constructively fraudulent conveyance. The Court had previously granted summary judgment to the Fund, the Thomas H. Lee Company and Thomas H. Lee on plaintiffs' other allegations against those defendants. On May 1, 1995, the parties entered into a "Settlement Agreement" pursuant to which the plaintiffs withdrew their appeals and the defendants, including the Fund, agreed not to seek to recover from plaintiffs the defendants' costs incurred in connection with the litigation. This settlement agreement became effective June 1, 1995.

    On September 7, 1991, the Fund brought suit in the Court of Common Pleas for the County of Greenville, South Carolina against Deloitte & Touche in connection with Deloitte & Touche's audit opinions on the financial statements of Emb-Tex Corporation, formerly an operating subsidiary of a portfolio company of the Fund. The Fund contends that the value of Emb-Tex Corporation's inventory and operating income were substantially overstated in its financial statements. The Fund seeks actual and punitive damages in connection with the loss of its aggregate $18 million investment. Deloitte & Touche obtained a summary judgment in its favor and the Fund pursued an appeal in the Appellate Courts of South Carolina. On August 21, 1995, the South Carolina Court of Appeals reversed the summary judgment ruling and rewarded the case for trial. On September 11, 1995, Deloitte & Touche filed a petition for rehearing with the Court of Appeals which is pending.

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

    On October 14, 1993, a Limited Partner commenced a putative class action in the U.S. District Court for the District of Delaware, purportedly on behalf of all persons who purchased limited partnership interests in the Fund between August 12, 1987 and the date of filing of the complaint, against the Fund, the Managing General Partner, the Individual General Partners, the Investment Adviser to the Fund and certain named affiliates of such persons. As amended, the complaint alleges that the defendants operated the Fund, and caused it to make certain investments, for the benefit of some or all of the defendants at the expense of the Fund's Limited Partners in breach of defendants' fiduciary and contractual duties to the Limited Partners, thereby violating federal securities laws applicable to the Fund and its affiliates under the Investment Company Act of 1940, as amended, as well as Delaware state law. By Order dated September 30, 1994 and Opinion dated October 14, 1994, the court granted in part and denied in part defendants' motion to dismiss the amended complaint, dismissing plaintiff's claims with respect to several investments as time-barred and dismissing all claims for aiding and abetting liability under the Investment Company Act of 1940. The plaintiff thereafter filed a second amended complaint on November 3, 1995 raising additional allegations in connection with certain transactions engaged by the Fund, and that defendants violated the Investment Company Act of 1940 of the federal securities laws and Delaware state law. The plaintiff seeks an accounting, rescission, rescissory or actual damages and punitive damages. The defendants in this action believe that the claims are without merit and have moved to dismiss them. Whether or not the plaintiff prevails on any remaining claims, the Fund may be obligated to indemnify and advance litigation expenses to certain of the defendants under the terms and conditions of various indemnity provisions in the Fund's Partnership Agreement and separate indemnification agreements, and the amounts of such indemnification and expenses could be material. The outcome of this case is not determinable at this time. The Fund has incurred litigation expenses which are recorded in professional fees.

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

    During 1995, the Managing General Partner received cash distributions in the amount of $1,863,310, representing its 1% interest in the Fund.

14. Reserves

    In February 1993, the Fund established a $15,055,806 reserve to provide funds for follow-on investments and to pay expenses. As of September 30, 1995, the reserve balance was reduced to approximately $3,139,606 due to follow-on investments in CMI Holding Corp., Diet Center Inc., Duro-Test Corporation, Health o meter and Petco of $2,250,000, $441,861, $2,617,805, $3,281,722 and
$529, respectively, along with a distribution to partners in the second quarter of 1993 of $424,264 and a payment of $2,900,018 to First Chicago to pay down the Fund's loan.

15. Income Taxes (Statement of Financial Accounting Standards No. 109)

    No provision for income taxes has been made because all income and losses are allocated to the Fund's partners for inclusion in their respective tax returns.

    Pursuant to Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes, the Fund is required to disclose any difference in the tax basis of the Fund's assets and liabilities versus the amounts reported in the financial statements. Generally, the tax basis of the Fund's assets approximate the amortized cost amounts reported in the financial statements. This amount is computed annually and as of December 31, 1994, the tax basis of the Fund's assets are greater than the amounts reported in the financial statements by $21,040,094. This difference is primarily attributable to unrealized depreciation on investments which has not been recognized for tax purposes.

16. Subsequent Events

    On October 17, 1995, General Nutrition Companies, Inc. ("GNC") effected a 2-for-1 stock split to the shareholders on record as of September 8, 1995. The stock split resulted in an additional 2,451,882 shares of GNC Common Stock bringing the total amount held by the Fund to 4,903,765.

    On November 1, 1995, pursuant to an Agreement and Plan of Merger, Duro-Test Corporation effected a merger pursuant to which Duro-Test (the "surviving company") was aquired by a third party for approximately $33 million. Proceeds received by the Fund from this merger were $4,614,585, of which $1,758,974 is held in escrow for potential indemnification costs of the surviving company, its shareholders and directors from losses resulting from misrepresentations and breaches of warranty, in accordance with the Agreement and Plan of Merger. The Fund will realize a loss on the sale of Duro-Test of $30,739,290.

    On November 3, 1995, the Individual General Partners approved the third quarter 1995 cash distribution totalling $590,917, which consists of $371,285 as return of capital and $446,115 from net investment income from Temporary Investments partially offset by a net investment loss of $226,483 from Mezzanine Investments during the third quarter. The total amount distributed to Limited Partners was $584,987 or $1.20 per Unit. The Managing General Partner received $5,930, representing its 1% interest in the Fund. This cash distribution was paid on November 14, 1995.

                                                                      SCHEDULE 1
                          ML-LEE ACQUISITION FUND, L.P.
                SUPPLEMENTAL SCHEDULE OF REALIZED GAINS (LOSSES)
                                                     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
                                                               (DOLLARS IN THOUSANDS)
                                                                     (UNAUDITED)

                                                        NUMBER
                                                          OF                                      REALIZED
SECURITY                                                SHARES/       ORIGINAL        NET          GAIN/
                                                       PRINCIPAL        COST        PROCEEDS      (LOSS)
For the Three Months Ended March 31, 1995

Chiat/Day, Inc. Advertising
  Sr. Subordinated Note                              $    5,000      $  5,000       $  4,950       $   (50)

Hillsborough Holdings Corporation
  Common Stock                                           20,658           103             17           (86)

Omega Wire, Inc.
  Sr. Subordinated Note                                  15,000        15,000         15,900           900
  Common Stock                                           80,000           320         24,083        23,763

Total for the Three Months ended March 31, 1995                        20,423         44,950        24,527

For the Three Months Ended June 30, 1995

Petco Animal Supplies Inc.
  Common Stock                                        1,009,638        16,296         19,903         3,607

Total for the Three Months ended June 30, 1995                         16,296         19,903         3,607

For the Three Months Ended September 30, 1995

General Nutrition Companies, Inc.
  Jr. convertible Subordinated Note                  $   29,447        29,477        102,007        72,530
  Common Stock Purchase Warrants                        423,454             -         12,185        12,185

Celebrity, Inc.
  Common Stock                                            5,769            75             75             -

Total for the Three Months Ended September 30, 1995                    29,552        114,267        84,715

Total for the Nine Months Ended September 30, 1995                    $66,271       $179,120      $112,849


                                   SCHEDULE 2
                          ML-LEE ACQUISITION FUND, L.P.
        SUPPLEMENTAL SCHEDULE OF UNREALIZED APPRECIATION AND DEPRECIATION
                     FOR THE PERIOD ENDED SEPTEMBER 30, 1995
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                               UNREALIZED      UNREALIZED
                                                              APPRECIATION    APPRECIATION        TOTAL              TOTAL
                                                             (DEPRECIATION)  (DEPRECIATION)     UNREALIZED         UNREALIZED
                                                             FOR THE THREE     FOR THE NINE     APPRECIATION       APPRECIATION
                                                              MONTHS ENDED    MONTHS ENDED   (DEPRECIATION) AT  (DEPRECIATION) AT
                                     INVESTMENT      FAIR     SEPTEMBER 30,   SEPTEMBER 30,     DECEMBER 31,      SEPTEMBER 30,
  SECURITY                              COST         VALUE        1995           1995              1994               1995
PUBLICLY TRADED/UNDERLYING
  SECURITY PUBLICLY TRADED:
Celebrity, Inc.
  Common Stock*                      $    150     $     81     $     37          $     80         $   (149)           $    (69)
General Nutrition Companies, Inc.
  Common Stock                         13,759      111,561      (51,169)          (17,652)         115,454              97,802
  Common Stock Purchase Warrants(b)         -            -      (12,758)          (10,164)          10,164                   -
Health o meter
  Common Stock*                         4,552        6,448          587             1,075              821               1,896
Petco Animal Supplies
  Common Stock(a)                      15,846       25,525        2,699            12,946           (3,267)              9,679
Playtex Products, Inc.
  Common Stock                          3,255       12,129       (1,581)            2,109            6,764               8,873
SFX Broadcasting, Inc.
  Common Stock                          4,880          741           45               260           (4,399)             (4,139)
Stanley Furniture Company
  Common Stock                         33,522       23,411        3,010            (3,344)          (6,767)            (10,111)
Walter Industries, Inc.
  Common Stock                         12,000        6,981         (611)           (5,019)               -              (5,019)

TOTAL NET UNREALIZED APPRECIATION
  (DEPRECIATION) FROM PUBLICLY TRADED/
  UNDERLYING SECURITIES PUBLICLY TRADED                        $(59,741)         $(19,709)        $118,621            $ 98,912

*   Underlying security publicly traded.
(a) Restricted security.


                                                                 SCHEDULE 2
                                                          ML-LEE ACQUISITION FUND, L.P.
                                     SUPPLEMENTAL SCHEDULE OF UNREALIZED APPRECIATION AND DEPRECIATION
                                                       FOR THE PERIOD ENDED SEPTEMBER 30, 1995
                                                           (DOLLARS IN THOUSANDS)
                                                                (UNAUDITED)

                                                              UNREALIZED      UNREALIZED
                                                              APPRECIATION    APPRECIATION        TOTAL              TOTAL
                                                             (DEPRECIATION)  (DEPRECIATION)     UNREALIZED         UNREALIZED
                                                             FOR THE THREE    FOR THE NINE     APPRECIATION       APPRECIATION
                                                              MONTHS ENDED    MONTHS ENDED   (DEPRECIATION) AT  (DEPRECIATION) AT
                                     INVESTMENT      FAIR     SEPTEMBER 30,   SEPTEMBER 30,     DECEMBER 31,      SEPTEMBER 30,
  SECURITY                              COST         VALUE        1995           1995              1994               1995
NONPUBLIC SECURITIES:
BeefAmerica Inc.
  Senior Subordinated Note            $20,000     $10,000     $     -          $     -          $ (10,000)          $ (10,000)
  Subordinated Notes                   38,928           -           -                -            (38,928)            (38,928)
  Preferred Stock                      40,050           -           -                -            (40,050)            (40,050)
  Common Stock                          2,000           -           -                -             (2,000)             (2,000)
Chadwick-Miller, Inc.
  Common Stock                          3,736       1,929           -                -             (1,807)             (1,807)
Charter Medical Corporation
  Common Stock Warrants                     4           -           -                -                 (4)                 (4)
Duro-Test Corporation
  Common Stock                         38,663       4,615         (385)         (3,585)           (30,463)            (34,048)
Hillsborough Holdings Corporation
  Subordinated Note                         -           -           -            6,000             (6,000)                  -
  Common Stock                              -           -           -              103               (103)                  -
Omega Wire, Inc.
  Common Stock                              -           -           -          (12,971)            12,971                   -
SWO Holdings Corporation
  Common Stock                            250         595           -                -                345                 345

TOTAL NET UNREALIZED APPRECIATION
  (DEPRECIATION) FROM NONPUBLIC
  SECURITIES                                                      (385)        (10,453)          (116,039)           (126,492)

TOTAL NET UNREALIZED (DEPRECIATION)
  APPRECIATION                                                ($60,126)      ($ 30,162)          $  2,582           $ (27,580)

 *  Underlying security publicly traded.
(a) Restricted security.
(b) All Convertible Junior Subordinated Notes have been converted to Common Stock.


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity & Capital Resources

    As of September 30, 1995, the Fund had a total of $270,361,232 invested in Mezzanine Investments. These investments were financed by net offering proceeds and debt financing. This represents a $66,271,040 decrease versus the total invested in Mezzanine Investments at December 31, 1994 of $336,632,272. The decrease in investments is due primarily to the sales and redemptions of Portfolio Investments. The Fund's Mezzanine Investments consist of high-yield subordinated debt and/or preferred stock linked with an equity participation in middle market companies typically issued in private placement transactions and are usually subject to restrictions on the transfer or sale of the security, thereby limiting their liquidity.

    Excluding subordinated notes placed on non-accrual status, the Fund during the nine months ended September 30, 1995, received no additional debt securities in lieu of cash interest payments ("payment-in-kind"). As of September 30, 1995, the Fund had in its portfolio $53,920,538 of payment-in-kind debt securities and $6,819,211 of payment-in-kind equity securities, which excludes $80,538,137 of payment-in-kind securities received from notes placed on non-accrual status).

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

    On October 29, 1993, the Fund entered into an amendment to its credit agreement enabling the Fund to make prepayments of the term loan at any time and without any corresponding reduction to the revolving credit line. On January 6, 1994, the Fund paid down its term loan by $6.2 million ($3.3 million of this amount was set aside from fourth quarter 1993 gains and $2.9 million was utilized from the Fund's reserve). In addition, due to sales of securities, the Fund made a series of mandatory loan paydowns in the first quarter of 1994, aggregating $3,394,004. As of March 29, 1994, the outstanding term loan was paid in full. As of September 30, 1995, the Fund's maximum credit facility had been reduced to $19,894,240 due to loan paydowns from the sales of Mezzanine Investments. Of this amount the Fund utilized $4 million to support a letter of credit established by the Fund, leaving the remaining credit facility of $15,894,240.

    The Fund is now in its eighth year of operation. Because a number of investments have already been repaid or sold and other portfolio companies are unable to pay current interest to the Fund, cash dividends and interest expected to be received by the Fund in the near future might not cover the Fund's expenses. Distribution from operations in the future, if any, will therefore be minimal. Future cash distributions to Limited Partners will be mostly derived from capital proceeds and gains resulting from sales of securities. The amount and timing of asset sales are dependent on future market conditions and therefore are inherently unpredictable. Generally, the proceeds generated from the sale of the Fund's investments will be distributed to partners only after application of the original cost of the investments, and in some cases an additional amount, to repay the Funds' outstanding loan if any, or to replenish the Fund's reserve. To fund the anticipated cash flow shortfall in the near future and to maintain adequate reserves for possible follow-on investments, the Fund had reserved $15,055,806 of the proceeds received from the Playtex notes sale in February, 1993. A portion of the reserve was used to make follow-on investments  of $441,861,  $2,617,805,  $2,250,000,  $3,281,722 and $529 in Diet
Center, Duro-Test Corp., Chadwick-Miller, Health o meter and Petco, respectively, along with a distribution to partners in the second quarter of 1993 of $424,264. In addition, $2,900,018 was utilized from the reserve to paydown a portion of the First Chicago loan on January 6, 1994. The Fund's reserve balance as of September 30, 1995 was reduced to approximately $3,139,606. The Fund has invested its remaining $3,139,606 reserve in Temporary Investments. As of November 14, 1995, the Independent General Partners have approved retention of the reserve at its current level.

    On June 26, 1995 General Nutrition Companies, Inc. filed a registration statement in connection with a public offering of 10 million shares of common stock, together with a 15% overallotment option to the underwriters(the "GNC Offering"), all of which were being offered by affiliates of the Thomas H. Lee Company, including the Fund. The GNC Offering was declared effective on July 19, 1995 and the Fund sold 3,020,212 shares of common stock (including the underwriters overallotment option of 449,174 shares that was exercised on August 1, 1995) at a net price per share of $33.775. The Fund also sold 423,454 common stock purchase warrants at a net price per warrant of $28.775 (the net price per share less the $5 per warrant exercise price). Proceeds from both sales totalled $114,192,216 with an original cost of $29,476,469, resulting in total realized gain for the Fund in the amount of $84,715,747. The proceeds from the sales amounted to $231.90 per Unit and were distributed on August 14, 1995. Subsequent to the sale, all remaining GNC Convertible Subordinated Notes held by the Fund were converted into Common Stock. As of September 30, 1995, the Fund held a total of 2,451,883 shares of GNC Common Stock. On October 17, 1995, GNC effected a 2-for-1 stock split, bringing the total number of GNC common shares held by the Fund to 4,903,766.

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

    Although the Fund cannot eliminate the risks associated with its investments in High-Yield Securities, it has established risk management policies. The Fund subjected each prospective investment to rigorous analysis and made only those investments that were recommended by the Investment Adviser and that met the Fund's investment guidelines or that had otherwise been approved by the Managing General Partner and the Independent General Partners. Fund investments were measured against specified Fund investment and performance guidelines. To limit the exposure of the Fund's capital in any single issuer, the Fund limits the amount of its investment in a particular issuer. However, due to the substantial increase in the fair value of the Fund's investment securities of General Nutrition Companies, Inc., over 44% of the Fund's total assets (on a fair value basis) is represented by this issuer at September 30, 1995. Future results will be significantly affected by changes in the market value of General Nutrition Companies' Common Stock. The Fund's Investment Adviser also continually monitors portfolio companies in order to minimize the risks associated with its investments in High-Yield Securities.

    Certain issuers of securities held by the Fund (Celebrity, General Nutrition Companies, Petco, Playtex, SFX Broadcasting Inc., Walter Industries, Inc., Stanley Furniture and in part, Health o meter) have registered their equity securities in public offerings. Although the equity securities of the same class presently held by the Fund (except Celebrity, Stanley Furniture and in part, Health o meter) were not registered in these offerings, the Fund has the ability under Rule 144 of the Securities Act of 1933 to sell publicly traded equity securities held by it for at least two years on the open market, subject to the volume restrictions set forth in that rule. The Rule 144 volume restrictions generally are not applicable to equity securities of non-affiliated companies held by the Fund for at least three years (currently, SFX Broadcasting). The Fund in certain cases has agreed not to make any sales of equity securities for a specified hold-back period following a public offering.

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

Results of Operations

Investment Income and Expenses

    For the nine months ended September 30, 1995, the Fund had a net investment loss of $340,338, as compared to net investment income of $10,674,143 for the same period in 1994. The total investment income earned on investments for the nine months ended September 30, 1995 was $5,348,099 of which $4,096,646 was earned from Mezzanine Investments and $1,251,453, was earned from Temporary Investments. For the same period in 1994, total investment income earned on investments was $16,296,010 of which $15,877,452 was earned from Mezzanine Investments and $418,558 was earned from Temporary Investments.

    The decrease in the nine months ending 1995 net investment income versus the comparative period in 1994 reflects the 1994 recognition of prior year's income from Petco Animal Supplies. In addition, this decrease in net investment income was partially due to higher legal and professional fees and higher legal fees incurred on behalf of the Independent General Partners'. Additionally, sales and conversions of income-producing mezzanine investments, offset by lower Investment Advisory Fees and Fund Administration Fees have also contributed to the decrease in net investment income. The gradual economic recovery and the higher level of consumer and business confidence has improved the sales and profit levels of some of the Fund's portfolio companies. As long as these business and economic conditions improve, they should continue to improve the Fund's performance.

    For the three months ended September 30, 1995, the Fund had a net investment loss from operations of $279,263, as compared to net investment income of $94,875 for the same period in 1994. The total investment income earned on investments for the three months ended September 30, 1995 was $1,225,766 of which $704,947 was earned from Mezzanine Investments and $520,819 was earned from Temporary Investments. For the same period in 1994, total investment income earned on investments was $1,940,540 of which $1,869,168 was earned from Mezzanine Investments and $71,372 was earned from Temporary Investments.

    The decrease in the three month ending 1995 net investment income versus the comparative period in 1994 reflects lower interest income, partially offset by lower legal and professional fees, Investment Advisory Fees and Fund Administration Fees.

    Major expenses for the period ending September 30, 1995 consisted of legal and professional fees, Investment Advisory Fees, Fund Administration Fees and loan fees.

    Professional fees paid by the Fund consist primarily of legal fees incurred in conjunction with litigation. Professional fees for the nine months ended September 30, 1995 and 1994 were $1,402,131 and $584,194, respectively. This increase is attributable to litigation expenses incurred and legal fees required to be advanced by the Fund in connection with the litigation described in Note 12 to the Financial Statements. For the three months ended September 30, 1995 and 1994, professional fees were $165,587 and $178,400, respectively.

    The Investment Adviser and Fund Administrator receive their compensation on a quarterly basis. Total Investment Advisory Fees paid to the Investment Adviser for the nine months ended September 30, 1995 was $2,197,065 compared with $2,741,152 for the nine months ended September 30, 1994. For the three months ended September 30, 1995 and 1994, the Fund paid $690,976 and $909,354, respectively, in Investment Advisory Fees. The fee is calculated at an annual rate of 1% of assets under management, subject to certain reductions as specified in the Fund's Partnership Agreement with a minimum annual payment of $1,200,000. The decrease in 1995 as compared to 1994 Investment Advisory Fee is a direct result of the reductions in outstanding borrowings, sales of investments, returns of capital to partners and realized losses on investments.

    The total Fund Administration Fee paid to the Fund Administrator for the nine months ended September 30, 1995 was $1,259,424 and is calculated at an annual rate of 0.45% of net offering proceeds reduced by one-half of the realized loss and distributions of capital. For the nine months ended September 30, 1994, the Fund Administration Fee was $1,383,818. For the three months ended September 30, 1995 and 1994, the Fund paid $410,498 and $459,633, respectively, in Fund Administrative Fees.

    Beginning October 19, 1995, the calculation of the Fund Administration Fee changed to the sum of $300,000 per year plus all actual out-of-pocket expenses incurred on behalf of the Fund by the Fund Administrator (excluding compensation for the executive officers of the Fund Administrator), but in no event exceeding, in aggregate, the annual amount of $2.0 million. Out-of-pocket Fund expenses consist of accounting, audits, printing, tax preparation and other administrative services.

    Loan fees consist of fees on the unused portion of the Fund's facility, loan administration fees, amortization of the loan advisory and facility fees and various miscellaneous fees attributable to the facility. Loan fees for the nine months ended September 30, 1995 and 1994, totalled $555,145 and $586,624, respectively. The decrease of $32,480 for the nine months ended September 30, 1995 versus the same period in 1994 is primarily due to reductions of the Credit Facilities as described in Note 4 to the Financial Statements. Loan Fees for the three months ended September 30, 1995 and 1994 totalled $187,661 and $187,939, respectively.

Net Assets

    The Fund's net assets decreased by $103,939,551 during the nine months ended September 30, 1995, due to net realized gains of $112,848,806 offset by net unrealized depreciation of $30,162,528 a net investment loss of $340,338 and cash distributions of $186,329,148

    The Fund's valuation of the Common Stock of Celebrity, General Nutrition Companies, Health o meter, Petco, Playtex, SFX Broadcasting, Stanley Furniture and Walter Industries reflect their closing market price at September 29, 1995.

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

Unrealized Appreciation and Depreciation and Non-Accrual of Investments

    For the  nine  months  ended  September  30,  1995,  the Fund  recorded  net unrealized depreciation of $30,162,528 as compared to a net unrealized depreciation of $65,785,478 for the same period in 1994. On September 30, 1995, the Fund's cumulative net unrealized depreciation on investments totalled $27,579,857.

    For the three months ended September 30, 1995, the Fund recorded net unrealized depreciation of $60,126,558 compared to net unrealized appreciation of $27,805,497 for the same period in 1994.

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

    The information presented herein is based on pertinent information available to the Managing General Partner and Investment Adviser as of September 30, 1995. Although the Managing General Partner and Investment Adviser are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time, and the current estimated fair value of these investments may have changed significantly since that point in time.

    Due to the substantial increase in the fair value of the Fund's investment securities of General Nutrition Companies, Inc., over 44% of the Fund's total assets (on a fair value basis) are represented by this issuer at September 30, 1995. Future results will be significantly affected by changes in the market value of General Nutrition Companies' Common Stock.

    For additional information, please refer to the Supplemental Schedule of Unrealized Appreciation and Depreciation (Schedule 2) on pages 35 - 36.

Realized Gains and Losses

    The net realized gain on investments for the nine months ended September 30, 1995 was $112,848,806 compared to a net realized gain of $6,802,953 for the same period in 1994.

    For additional information, please refer to the Supplemental Schedule of Realized Gains and Losses (Schedule 1) on page 34.

Cash Distributions

    On November 3, 1995, the Individual General Partners approved the third quarter 1995 cash distribution totalling $590,917, which consists of $371,285 from return of capital and $446,115 from net investment income from Temporary Investments partially offset by a net investment loss of $226,483 from Mezzanine Investments during the third quarter. The total amount distributed to Limited Partners was $584,987 or $1.20 per Unit. The Managing General Partner received $5,930, representing its 1% interest in the Fund. This cash distribution was paid on November 14, 1995.

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

3.  Ratification of
the selection of
Price Waterhouse LLP as
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

   The Registration Statement was declared effective on July 19, 1995, and the Fund sold an aggregate of 2,994,492 shares of GNC Common Stock at the initial closing, of which 2,571,038 shares were issued upon conversion of the Fund's convertible subordinated promissory notes and warrants to purchase 423,454 shares were sold to the Underwriters who, in turn, exercised such Warrants and sold the underlying shares to the public. In addition, the Underwriters' over-allotment option was exercised on August 1, 1995 and the Fund sold an additional 449,174 shares of GNC Common Stock, all of such shares being issued upon conversion of the Fund's convertible subordinated promissory notes. Subsequent to the sale, all remaining GNC Concertible Notes held by the Fund were converted into Common Stock.

   All of the shares were sold at a net price of $33.775 per share ($35.00 per share less underwriting discounts and commissions of $1.225 per share). The Fund sold the warrants at a net price per share of $28.775 (net price per share less the exercise price per warrant). The Fund received total proceeds of $114,192,521, of which $102,007,632 was for the sale of the 3,020,212 shares of
Common Stock issued upon conversion of the Subordinated Notes, and $12,184,889 was for the sale of the shares underlying the warrants (net of the warrant exercise price of $5.00 per share). These cash proceeds, equal to approximately $231.90 per $1,000 Unit, were distributed to those Limited Partners of the Fund of record as of the dates of such sales in a special Cash Distribution made on August 14, 1995.

    On November 1, 1995, pursuant to an Agreement and Plan of Merger, Duro-Test Corporation effected a merger pursuant to which Duro-Test (the "surviving company") was aquired by a third party for approximately $33 million. Proceeds received by the Fund from this merger were $4,614,585, of which $1,758,974 is held in escrow for potential indemnification costs of the surviving company, its shareholders and directors from losses resulting from misrepresentations and breaches of warranty, in accordance with the Agreement and Plan of Merger. The Fund will realize a loss on the sale of Duro-Test of $30,739,290.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

     Exhibit 27  - Financial Data Schedule for the third quarter ended September 30, 1995.

 (b) Reports on Form 8-K:  None

                           SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of November, 1995.


                       ML-LEE ACQUISITION FUND, L.P.

                       By:  Mezzanine Investments, L.P.,
                       Managing General Partner

                       By:  ML Mezzanine Inc.,
                       its General Partner


Dated: November 14, 1995 /s/ James V. Caruso
                       James V. Caruso
                       Executive Vice President and Director


Dated: November 14, 1995 /s/ Audrey Bommer
                       Audrey Bommer
                       Vice President and Treasurer
                       (Chief Financial Officer)

                           SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of November, 1995.


                       ML-LEE ACQUISITION FUND, L.P.

                        By:  Mezzanine Investments, L.P.,
                       Managing General Partner

                       By:  ML Mezzanine Inc.,
                       its General Partner


Dated: November 14, 1995
                       James V. Caruso
                       Executive Vice President and Director


Dated: November 14, 1995
                       Audrey Bommer
                       Vice President and Treasurer
                       (Chief Financail Officer)