Form 10-K
period 1995-12-31
ML LEE ACQUISITION FUND L P
filed 1996-03-27
CIK 813343

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1995

                         Commission File Number 0-15669

                          ML-LEE ACQUISITION FUND, L.P.
      (Exact name of registrant as specified in its Governing Instruments)

              Delaware                            13-3426817
   (State or other jurisdiction        (IRS Employer Identification No.)
  of incorporation or organization)

                             World Financial Center
                            South Tower - 23rd Floor
                          New York, New York 10080-6123
              (Address of principal executive offices and zip code)


Registrant's telephone number, including area code:  (212) 236-7339


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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Documents Incorporated by Reference: Pages 15-33, 47-50 of the Prospectus of the Registrant dated August 12, 1987, filed with the Securities and Exchange Commission pursuant to Rule 424(b), as supplemented by supplements dated May 12, 1988, May 13, 1988 and May 25, 1988 filed with the Securities and Exchange Commission pursuant to Rule 497(d), are incorporated by reference in Parts I and II hereof.

     Portions of the definitive Proxy Statement relating to the 1996 Annual Meeting of Limited Partners of the Registrant are incorporated by reference in
Part III hereof. To be filed with the Commission not later than 120 days after Registrant's fiscal year end. Aggregate market value of voting securities held by non-affiliates: Not Applicable.

                                     Part I

Item l.       Business.

Formation

     ML-Lee Acquisition Fund, L.P. (the "Fund" or the "Registrant") is a Delaware limited partnership organized on April 1, 1987. Mezzanine Investments, L.P. (the "Managing General Partner") and four individuals (the "Individual General Partners") act as the General Partners of the Fund. The Managing General Partner is a limited partnership organized under Delaware law by ML Mezzanine Inc., as sole general partner, and Thomas H. Lee Advisors I (the "Investment Adviser"), as sole limited partner. ML Mezzanine Inc. is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. and an affiliate of Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S"). The Investment Adviser is a Massachusetts business trust controlled by Thomas H. Lee, one of the Individual General Partners. The other Individual General Partners are Vernon R. Alden, Joseph L. Bower and Stanley H. Feldberg (the "Independent General Partners").

     The Fund has elected to operate as a business development company under the Investment Company Act of 1940. Its primary objective is to provide current income and long-term capital appreciation by investing in "mezzanine" securities consisting primarily of subordinated debt and preferred stock combined with an equity participation issued in connection with leveraged acquisitions or other recapitalizations. The Fund considers this activity to constitute a single industry segment of mezzanine financing investing.

     The Fund publicly offered, through MLPF&S, up to 1 million units of limited partnership interest (the "Units") at $1,000 per Unit. The Units were registered under the Securities Act of 1933 pursuant to a Registration Statement on Form N-2 (File No. 33-13394) which was declared effective on August 12, 1987. The information set forth under the headings "Risk and Other Important Factors", "Mezzanine Financing" and "Investment Objective and Policies" on pages 15 through 33 and "Conflicts of Interest" on pages 47 through 50 in the prospectus of the Fund dated August 12, 1987, filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933, as supplemented by supplements dated May 12, 1988, May 13, 1988 and May 25, 1988 filed with the Securities and Exchange Commission pursuant to Rule 497(d) (the "Prospectus"), is incorporated herein by reference.

Mezzanine and Bridge Investments

     The Fund commenced operations on October 19, 1987 and completed its Investment Period on June 15, 1991. As of December 31, 1995, the Fund had
outstanding a total of $223,694,546 invested in Mezzanine Investments, representing $214,098,103 Managed and $9,596,443 Non-Managed portfolio investments. As of December 31, 1995, there were no Bridge Investments outstanding.

     REVIEW OF INVESTMENTS IN MANAGED COMPANIES

     Celebrity, Inc.


     Celebrity, Inc. is a large supplier of high quality artificial floral products selling primarily to craft store chains and to other retailers and wholesale florists.


     On September 19, 1995, the Fund sold 5,769 shares of Celebrity, Inc. Common Stock for $75,000. Based upon the closing market price at December 29, 1995, the Fund has recorded $65,627 of unrealized appreciation on its remaining equity holding in Celebrity, Inc. for the year ended December 31, 1995. The Fund's year-end valuation reflects an aggregate unrealized depreciation of $83,829 through 1995.

     Duro-Test Corporation

     On November 1, 1995, pursuant to an Agreement and Plan of Merger (the "Agreement"), Duro-Test Corporation effected a merger pursuant to which Duro-Test was acquired by a third party for approximately $33 million. Proceeds received by the Fund from this merger were $4.6 million of which $1.8 million is held in escrow in accordance with the Agreement for potential indemnification costs of the surviving company. The Fund realized a loss on the sale of Duro-Test of $34 million.

     General Nutrition Companies, Inc. ("GNC")

     GNC is a nationwide specialty retailer of vitamin and mineral supplements, personal care, fitness and other health-related products. The Fund's year-end valuation of GNC reflects unrealized depreciation of $26.6 million for the year ended December 31, 1995 and an aggregate of $99 million in net unrealized appreciation through December 31, 1995.

     On February 7, 1996 the Securities and Exchange Commission declared effective a Registration Statement Filed by GNC in connection with the sale of up to 17,994,176 shares of GNC Common Stock, including 1,635,834 shares which were sold pursuant to the underwriters' over-allotment option. Of such shares, 16,358,342 were offered by certain selling shareholders of GNC, including the Fund, and the 1,635,834 subject to the underwriters' over-allotment option were offered by GNC. In connection with the offering the Fund sold its entire remaining investment in GNC for net proceeds of $101 million or $20.7475 per share and realized a gain of $87.9 million. These proceeds will be distributed to Limited Partners on or about March 29, 1996.

     In connection the public offering of 20 million shares of GNC Common Stock, (the "GNC Offering") on July 19, 1995, the Fund sold 6,040,424 shares of common stock at a net price per share of $16.8875 (all share amounts and prices herein have been adjusted to reflect a 2-for-1 stock split which occurred on October 17, 1995). The Fund also sold 846,908 common stock purchase warrants at a net price per warrant of $14.3875 (the net price per share less the $2.50 per warrant exercise price). Proceeds from the sales totaled over $114 million with an original cost of $29.5 million and resulted in realized gains of $84.7 million. Following that GNC Offering, the Fund converted all of its remaining GNC Convertible Subordinated Notes into common stock.

     Health o meter Products, Inc. ("Health o meter")

     Health o meter is a manufacturer of a comprehensive line of consumer, medical, office and food service scales and equipment under the Health o meter and Pelouze brand names, as well as related measuring instruments and personal care products. Mr. Coffee, a wholly-owned subsidiary of Health o meter and a manufacturer of automatic drip coffee makers in the United States, offers an extensive line of automatic drip coffee makers, coffee filters, accessories and other kitchen counter-top appliances.

     As of December 31, 1995, the Fund holds 1,563,053 shares of Health o meter common stock which represents 15.4% of the outstanding common equity.

     Based upon the closing price at December 29, 1995, the Fund recorded unrealized depreciation of $293,073 on its equity investment in Health o meter for the year ended December 31, 1995. The Fund's year-end valuation of this investment reflects an aggregate of approximately $1.1 million in net unrealized appreciation through December 31, 1995.

     Petco Animal Supplies, Inc. ("Petco")

     Petco is a specialty retailer of pet food and supplies. Based upon the closing market price at December 29, 1995, the Fund has recorded unrealized appreciation of approximately $16.1 million on its equity holding for the year ended December 31, 1995. The Fund's year end valuation of this investment reflects an aggregate of approximately $12.9 million in net unrealized appreciation through December 31, 1995.

     On April 27, 1995, the Fund sold 1,009,638 shares of common stock(including shares sold as a result of the exercise of the underwriters' overallotment option) to the public in connection with a public offering. The Fund sold 51% of its equity holdings and received proceeds of $19.9 million which resulted in a gain of $3.6 million on the sale.

     Playtex Products Inc. ("Playtex")

     Playtex manufactures and sells feminine hygiene products, nursery products, household rubber gloves, toothbrushes, and Jhirmack and LaCoupe haircare products. Based upon the closing market price at December 29, 1995, the Fund recorded approximately $528,000 of unrealized depreciation in 1995 on its equity holdings in Playtex. The Fund's year-end valuation of this investment reflects an aggregate of approximately $7.3 million of net unrealized appreciation through December 31, 1995.

     Stanley Furniture Company, Inc. ("Stanley Furniture")

     Stanley Furniture designs, manufactures and markets furniture and fabric products. Based upon the closing market price at December 29, 1995, the Fund has recorded unrealized depreciation of approximately $5.4 million on its equity holdings in Stanley Furniture for the year ended December 31, 1995. The Fund's valuation of this investment reflects an aggregate of approximately $12.1 million in net unrealized depreciation through December 31, 1995.

     Alliance International Group, Inc. ("Alliance")

     Alliance is a producer of light gauge and porcelain enamel on steel for wiring and building surface and building product applications. As of December 31, 1995, the investment in Alliance is valued at cost.

     BeefAmerica, Inc.

     BeefAmerica, Inc. is an integrated beef packing company operating slaughter and fabrication processing facilities in Nebraska. The Fund's year-end valuation of this investment reflects unrealized depreciation of approximately $91 million. The Fund currently is not accruing interest on this investment. The Fund had established a total of $8 million in letters of credit for BeefAmerica's senior lenders. Of the $8 million, $4 million was cancelled in January 1995 and the remaining $4 million was cancelled on February 28, 1996.

     Chadwick-Miller, Inc. ("CMI")

     CMI operates full-line retail book stores under the Lauriat's and the Royal Discount Books names, through its subsidiaries Chadwick-Miller, Inc. and Lauriat, Inc.

     The Fund's year-end valuation of this investment reflects an aggregate of approximately $1.8 million of unrealized depreciation through December 31, 1995.

     On November 23, 1994, in connection with the financial restructuring of Chadwick-Miller, Inc. and its holding company, CMI Holding Corp., the Fund's $5,000,000 14.75% Senior Note was redeemed. The proceeds received were $5 million, however, as of December 31, 1995, $3.1 million is classified as restricted cash and remains held in escrow until certain leasing consents are obtained from store landlords.

     Cole National Corporation ("Cole")

     Cole was founded in 1944 as a provider of key duplication services. Since then, Cole has grown as a retailer and as of December 31, 1995, operates three separate retail subsidiaries: Cole Vision, Things Remembered and Cole Key. The investment in Cole is valued at cost as of December 31, 1995.

     Omega Wire, Inc.

     In the first quarter of 1995, the Fund sold its entire investment in Omega Wire, Inc. and received total proceeds of $41.1 million of which $1.1 million is being held in escrow at December 31, 1995. The Fund recognized a gain on the sale of $25.8 million.

     REVIEW OF INVESTMENTS IN NON-MANAGED PORTFOLIO COMPANIES

     The following is a brief description of companies in the Fund's Non-Managed Company portfolio:

     Magellan Health Services, Inc. (formerly Charter Medical Corporation)

     Magellan Health Services, Inc. is a leading hospital management company in the United States. The Fund's year-end valuation of this investment reflects unrealized depreciation of $4,000.


     Chiat/Day Advertising

     On January 26, 1995, the Fund sold its 14.25% Chiat/Day Acquisition, Inc. Senior Subordinated Note, plus accrued interest, for $5,390,850, which resulted in a realized loss of $49,981 to the Fund.

     Walter Industries, Inc. (formerly Hillsborough Holdings Corporation)

     Walter Industries Inc. offers a diversified line of products and related services for eight broad business areas including home-building, mortgage-related financing, and building and industrial products. In March, 1995, the bankruptcy court judge confirmed the reorganization plan for Hillsborough Holding Corporation, which emerged from bankruptcy as Walter
Industries, Inc. As a result, the Fund exchanged its $12 million principal amount of Subordinated Debt for $490,000 in cash, 435,569 shares of Common Stock, and a 12.19% Senior Note in the principal amount of $2,527,000 from Walter Industries (all of which are considered the "qualified securities"). Subsequent to receiving the qualified securities, the Fund sold the Senior Note for proceeds of $2.6 million. All cash proceeds received in connection with the Hillsborough reorganization plan and the sale of the Senior Note have reduced the cost basis of the remaining investment held by the Fund. Based upon the closing market price at December 29, 1995, the Fund recorded $2.9 million of net unrealized appreciation on its equity holdings for the year ended December 31, 1995. This investment reflects an aggregate net unrealized depreciation of $3.2 million through December 31, 1995.

     SFX Broadcasting, Inc.

     SFX Broadcasting, Inc. was formed to acquire and operate the existing radio station businesses of Command and Capstar Communication, Inc. Through these acquisitions, SFX owns several radio stations.

     On February 22, 1996, the Fund sold its entire remaining investment in SFX Broadcasting Inc., consisting of 8,667 shares of common stock purchase warrants, to Sillerman Communications Management Corporation for net proceeds of $125,672 or $14.50 per share or a gain of $125,672 to the Fund.

     In December, 1995, the Fund sold 26,000 of SFX Broadcasting, Inc. common stock and received proceeds of $743,875 which resulted in a realized loss of $4.1 million.

     SWO Holdings Corporation

     SWO Holdings Corporation is an operator of supermarkets located in Oklahoma, southern Kansas and Amarillo, Texas.

     The Fund's year-end valuation reflects $345,000 of unrealized appreciation based upon the value of the common stock in the rights offering by SWO Holdings on August 13, 1990.

     TLC Beatrice International Holdings, Inc.

     TLC Beatrice International Holdings, Inc. is a U.S.-based international food business with operations or significant equity interests in several operating companies. This investment is valued at cost as of December 31, 1995.

Competition

     The Fund has completed its investment and reinvestment program and no longer has to compete for investments. However, a majority of the portfolio companies are participating in extremely competitive businesses.

Employees

     The Fund has no employees. The Investment Adviser, subject to the supervision of the Managing General Partner and the Individual General Partners, manages and controls the Fund's investments. ML Fund Administrators Inc. (the "Fund Administrator") performs administrative services for the Fund. The Fund Administrator is a subsidiary of Merrill Lynch & Co., Inc., the parent of MLPF&S.

Item 2.  Properties

         The Fund does not own or lease any physical properties.

Item 3.  Legal Proceedings

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

     The Fund may be obligated to indemnify and advance  litigation  expenses to one or more of the defendants under the terms and conditions of various indemnity provisions of the Fund's Partnership Agreement and separate indemnification agreements. The Fund has advanced litigation expenses to the indemnified parties based upon amounts which are deemed reimbursable in accordance with the indemnification provisions and has included these amounts in professional fees. The Court found that th MGP Distributions for the fourth quarter of 1989 through the fourth quarter of 1990 were paid in violation of the Limite d Partnership Agreement and as a result, held the General Partners and ML Mezzanine Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated beliable for repayment to the plaintiff class of $6,627,752 of excessive distributions, plus interest. The Court's decision dismissed Merrill Lynch & Co., Inc. and Merrill Lynch, Peirce, Fenner & Smith Incorporated because they were not parties to the Fund's Limited Partnership Agreemnt. On February 21, 1996, ML Mezzanine Inc. moved to amend the Court's decision to dimiss it. Defendants are condidering the impact of the Court's decision on the administration of the Fund. Defendants time to appeal the decision has not yet expired and defendants intend to appeal. The Fund filed an 8-K on March 4, 1996 disclosing the Court's decision.

     On October 14, 1993, a Limited Partner commenced a putative class action in the U.S. District Court for the District of Delaware, purportedly on behalf of all persons who purchased limited partnership interests in the Fund between August 12, 1987 and the date of filing of the complaint, against the Fund, the Managing General Partner, the Individual General Partners, the Investment Adviser to the Fund and certain named affiliates of such persons. As amended, the complaint alleges that the defendants operated the Fund, and caused it to make certain investments, for the benefit of some or all of the defendants at the expense of the Fund's Limited Partners in breach of defendants' fiduciary and contractual duties to the Limited Partners, thereby violating federal securities laws applicable to the Fund and its affiliates under the Investment Company Act of 1940, as amended, as well as Delaware state law. By Order dated September 30, 1994 and Opinion dated October 14, 1994, the court granted in part and denied in part defendants' motion to dismiss the amended complaint, dismissing plaintiff's claims with respect to several investments as time-barred and dismissing all claims for aiding and abetting liability under the Investment Company Act of 1940. The plaintiff thereafter filed a second amended complaint on November 3, 1995 raising additional allegations in connection with certain transactions by the Fund, and alleging that defendants violated the Investment Company Act of 1940 and Delaware state law. The plaintiff seeks an accounting, rescission, rescissory or actual damages and punitive damages. The defendants in this action believe that the claims are without merit and have moved to dismiss them. Whether or not the plaintiff prevails on any remaining claims, the Fund may be obligated to indemnify and advance litigation expenses to certain of the defendants under the terms and conditions of various indemnity provisions in the Fund's Partnership Agreement and separate indemnification agreements, and the amounts of such indemnification and expenses could be material. The outcome of this case is not determinable at this time. The Fund has incurred litigation expenses which are recorded in professional fees.

Item 4.  Submission of Matters to a Vote of Security-Holders

         No matters were submitted to a vote of the Limited Partners of the Fund during the fourth quarter of the year ended December 31, 1995.

                                     Part II


Item 5.  Market for Registrant's Common Equity and Related
              Stockholder Matters

         There is no established trading market for the Units. The Partnership Agreement contains restrictions that are intended to prevent the development of a public market. Accordingly, accurate information as to the market values of Units at any given date is not available.

         The approximate number of holders of Units as of March 15, 1996 is 37,849. The Managing General Partner also holds a general partner interest in the Fund.


         Effective November 9, 1992, MLPF&S introduced a new limited partnership secondary service through Merrill Lynch's Limited Partnership Secondary Transaction Department ("LPSTD"). This service assists Merrill Lynch clients wishing to buy or sell limited partnership interests, but does not represent an established trading market for the Units.


     Since December 1994, MLPF&S implemented new guidelines for valuing and reporting limited partnership investments on client account statements. As a result, the Managing General Partner's estimate is no longer reported on these statements, although the Managing General Partner may continue to provide its estimate of net asset value in reports to Unit holders. Pursuant to such MLPF&S guidelines, estimated values for limited partnership interests originally sold by MLPF&S (such as Units in the Fund) are provided to MLPF&S by independent valuation services. Commencing this year, such estimated values will be updated two times per year. The estimated values will be based on financial and other information available to the independent services on the prior August 15th for reporting on December year-end client account statements, and on information available to the services on March 31st for reporting on June month-end MLPF&S client account statements. The Managing General Partner's estimate of net asset value as set forth in the Fund's year-end financial statements reflects the value of the Fund's underlying assets remaining at fiscal year end, whereas the value provided by the independent services reflects the estimated value of the Units themselves based on information that was available on the prior August 15th. MLPF&S clients may contact their Merrill Lynch Financial Consultants or telephone the number provided to them on their account statements to obtain a general description of the methodology used by the independent valuation services to determine their estimated values, provided the independent services are not market values and Unit holders may not be able to sell their Units or realize the amounts shown on their MLPF&S statements upon a sale. In addition, Unit holders may not realize the amount shown on their account statements upon the liquidation of the Fund over its remaining life.

         The  Fund   distributes   Distributable   Cash  from   Investments  and
Distributable Capital Proceeds in accordance with the terms of the Partnership Agreement.

         Pursuant to the Partnership Agreement, transfers of Units are recognized on the first day of the fiscal quarter after which the Managing General Partner has been duly notified of a transfer pursuant to the Partnership Agreement. Until a transfer is recognized, the limited partner of record (i.e. the transferor) will continue to receive all the benefits and burdens of ownership of Units (including allocations of profit and loss and distributions), and any transferee will have no rights to distributions on sale proceeds or distributable cash from investments generated at any time prior to the recognition of the transfer and assignment.


         Accordingly, distributable cash from investments for a quarter and distributable sale proceeds from sales after transfer or assignment have been entered into, but before such transfer and assignment is recognized by the Managing General Partner, will be payable to the transferor and not the transferee.


Cash Distributions


     The Fund has made quarterly distributions, including both Distributable Cash from Investments and Distributable Capital Proceeds.

     As set forth in Item 7. Managemnt's Discussion and Analysis of Financial Condition and results of Operations - Liquidity and Capital Resources - the information contained in which is incorporated by reference herein, the Fund's ability to make future distributions is restricted by the factors described therin.

Item 6. Selection Financial Data



                                                            For the Years Ended

Supplemental Information          December 31, 1995   December 31, 1994    December 31, 1993   December 31, 1992   December 31, 1991
Schedule
  Selected Financial Data

TOTAL FUND INFORMATION:

Net Investment Income (Loss)         $ (1,155,421)        $  9,305,007     $    125,500         $    13,891,693       $  16,246,365

Net Realized Gains (Losses) on
  Investments                          75,808,138          (37,008,074)      69,148,273             (15,434,983)        (26,350,790)

Net Change in Unrealized
  Appreciation(Depreciation) on
  Investments                           9,920,766            9,271,721       91,162,444              16,629,394         (58,552,654)

Cash Distributions to Partners    (a) 186,920,065           43,760,745       56,612,752              24,010,059          19,473,314

Net Assets                            254,353,413          356,699,995      418,892,086             315,068,621         323,992,576
Cost of Mezzanine Investments         223,694,546          336,632,272      387,857,896             471,148,771         532,663,181
Total Assets                          254,776,082          357,777,636      431,723,973             382,150,325         435,135,846
Outstanding Loan Payable                       --                   --        9,594,004              62,235,603         105,633,246

PER UNIT OF LIMITED PARTNERSHIP
INTEREST:
Investment Income                    $      11.68         $      37.10     $      21.65         $         57.75       $       77.00
Expenses                                   (14.03)              (18.20)          (21.39)                 (29.53)             (44.00)
                                     ------------         ------------     ------------         ---------------       --------------
Net Investment Income (Loss)                (2.35)               18.90              .26                   28.22               33.00
                                     ============         ============     ============         ===============       ==============
Net Realized Gains (Losses) on
  Investments                        $     153.95        $      (75.16)    $     140.43         $        (31.35)      $      (53.51)

Net Change in Unrealized
  Appreciation (Depreciation)               20.15                18.83           185.13                   33.77             (118.91)

Cash Distributions (b)          (a)        379.60                88.87           114.97                   48.76               38.36

Net Asset Value                            519.95               727.79           854.10                  643.25              661.37


(a) Includes $60,444,234 or $123.99 per Limited Partnership Unit return of capital from the sales of GNC, Omega Wire, Petco, Chiat Day and Celebrity, Inc.

(b) See the Cash Distributions Schedule on pages 15 and 16 for further information including returns of capital for years prior to 1995.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity & Capital Resources


         As of December 31, 1995, the Fund had a total of $223,694,546 (including $1,122,216 of payment-in-kind notes and $6,485,801 of payment-in-kind equity which excludes Subordinated Notes placed on non-accrual status) invested in Mezzanine Investments, representing $214,098,103 Managed and $9,596,443 Non-Managed portfolio investments. These investments were financed by net offering proceeds and debt financing. This represents a $112,937,726 decrease versus the total at December 31, 1994 of $336,632,272. The decrease in gross assets is due primarily to sales and redemptions partially offset by the recognition of prior years' payment-in-kind income relating to Petco Animal Supplies and the follow-on investments in Health o meter. The Fund's Mezzanine Investments consist of high-yield subordinated debt and/or preferred stock linked with an equity participation in middle market companies typically issued in private placement transactions and are usually subject to restrictions on the transfer or sale of the security, thereby limiting their liquidity.


     On August 13, 1991, the Fund completed a refinancing of its credit agreement with a lending group led by The First National Bank of Chicago ("First Chicago"). The new agreement provided the Fund with a maximum Credit Facility of $140 million, consisting of a $100 million term loan and a $40 million revolving credit line, both maturing on July 31, 1998. The Fund has pledged substantially all of its securities to secure repayment of this facility. The agreement generally provides for mandatory prepayments, and a permanent reduction in the Credit Facility, equal to the lesser of cost or cash proceeds in the event of the sale or other cash disposition of Mezzanine Investments.


     On October 29, 1993, the Fund entered into an amendment to its Credit Agreement enabling the Fund to make prepayments of the term loan at any time and without any corresponding reduction to the revolving credit line. As a result of paydowns of the term loan and mandatory loan paydowns due to sales of securities, all of which took place in the first quarter of 1994, the Fund's outstanding term loan was paid in full as of March 29, 1994. On December 1, 1995, the Fund's Credit Facility was further amended to reduce the commitments thereunder to $10 million. The Fund had utilized $4 million to support a letter of credit established for Beef America, Inc., however, the letter of credit was cancelled February 28, 1996. As of March 15, 1996, the Fund had the entire $10 million credit facility available.


     The Fund is now in its ninth year of operation. Because many of the Fund's debt investments were previously sold or redeemed, and two of the remaining portfolio companies are unable to pay current interest to the Fund, interest and other income expected to be received by the Fund may not be sufficient to cover the Fund's expenses. As a result, future cash distributions to Limited Partners will be mostly derived from capital proceeds and gains resulting from sales of securities. The amount and timing of asset sales are dependent on future market conditions and therefore are inherently unpredictable. Generally, the proceeds generated from the sale of the Fund's investments will be distributed to partners only after payment of obligations of the Fund, or for appropriate reserves. To fund the anticipated cash flow shortfall in the near future and to maintain adequate reserves for possible follow-on investments and expenses, the Fund reserved $15 million of the proceeds received from the Playtex notes sale in February, 1993. A portion of the reserve was used to make follow-on investments of $444,861, $2.6 million, $2.25 million, $3.28 million and $529 in American Health Companies, Duro-Test Corp., Chadwick-Miller, Health o meter and Petco, respectively, along with a distribution to partners in the second quarter of 1993 of $424,264. In addition, $2.9 million was utilized from the reserve to paydown a portion of the First Chicago loan on January 6, 1994. The Fund's reserve balance as of December 31, 1995 was reduced to approximately $3.1 million which has been invested in temporary investments. As of March 6, 1996, the Independent General Partners have approved retention of the reserve at its current level.

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


     Certain issuers of securities held by the Fund (Celebrity, Petco, Playtex, Stanley Furniture and Health o meter) have registered their equity securities in public offerings. Although the equity securities of the same class presently held by the Fund (except Celebrity Inc., Stanley Furniture and, in part, Health o meter) were not registered in these offerings, the Fund has the ability under Rule 144 under the Securities Act of 1933 to sell publicly traded equity securities held by it for at least two years on the open market, subject to the volume restrictions set forth in that rule. The Rule 144 volume restrictions generally are not applicable to equity securities of non-affiliated companies held by the Fund for at least three years. The Fund in certain cases has agreed not to make any sales of equity securities for a specified hold-back period following a public offering.


     The Investment Adviser reviews each portfolio company's financial statements quarterly. In addition, the Investment Adviser routinely reviews and discusses financial and operating results with the company's management and, where appropriate, attends board of director meetings. In some cases, representatives of the Investment Adviser, acting on behalf of the Fund (and affiliated investors where applicable), serve as one or more of the directors on the boards of portfolio companies. The Fund may from time to time make follow-on investments to the extent necessary to protect or enhance its existing investments.


Results of Operations


Investment Income and Expenses


     For the year ended December 31, 1995, the Fund had net investment loss from operations of $1,155,421 as compared to a net investment income of $9,305,007 and $125,500 for the same periods in 1994 and 1993, respectively. The total investment income earned on investments for the year ended December 31, 1995 was $5,751,535 of which $4,412,491 was earned from Mezzanine Investments and $1,339,044 was earned from Temporary Investments. For the same period in 1994, total investment income earned on investments was $18,265,190 of which $17,764,759 was earned from Mezzanine Investments and $500,431 was earned from Temporary Investments.

     For the same period in 1993, total investment income earned on investments was $10,658,679 of which $9,824,113 was earned from Mezzanine Investments and $834,566 was earned from Temporary Investments.



     The decrease in net investment income for the year ended December 31, 1995 versus the comparative period in 1994 reflects the decrease in income producing securities held by the Fund in 1995, primarily due to the sale of the Omega Wire subordinated debt and the conversion of all GNC subordinated notes to common stock. However, this decrease was offset by lower Investment Advisory Fees, Fund Administration Fees and Legal and Professional fees recorded in 1995.


     The increase in net investment income for the year ended December 31, 1994 versus the comparative period in 1993 reflected the recognition of previously unrecorded interest, dividend and discount income related to Petco (a security placed on non-accrual status on January 1, 1991) recorded in the first quarter of 1994. In addition, the increase in net investment income was partially due to lower interest expense, Investment Advisory Fees, Fund Administration Fees and Loan fees recorded in 1994.


     Major expenses for the period consisted of the Investment Advisory Fee, Legal and Professional fees and Fund Administration Fees and Expenses.


     The Investment Adviser and Fund Administrator receive their compensation on a quarterly basis. The total Investment Advisory Fee paid to the Investment Adviser for the year ended December 31, 1995 was $2,770,934, compared with $3,652,538 for the year ended December 31, 1994 and $4,059,408 for the year ended December 31, 1993. The fee is calculated at an annual rate of 1% of Assets Under Management, subject to certain reductions as specified in the Fund's Partnership Agreement with a minimum annual payment of $1.2 million. This decrease in 1995 as compared to 1994 and 1993 Investment Advisory Fees is a direct result of the reductions in outstanding borrowings, sales of investments, returns of capital to partners and realized losses on investments.


     Legal and Professional fees paid by the Fund consist primarily of legal fees incurred in conjunction with the Fund's litigation. For the years ended December 31, 1995, 1994 and 1993, legal and professional fees were $1,584,381, $2,338,418 and $1,679,890, respectively. This decrease is primarily attributable to the decrease in litigation expenses incurred by the Fund to support its claims and defending allegations against various parties as well as legal fees required to be advanced by the Fund in connection with the litigation described in Note 12 to the Financial Statements.


     Total Fund Administration fees paid to the Fund Administrator for the year ended December 31, 1995 were $1,330,212. For the period ending October 19, 1995, Fund Administration Fees were calculated at an annual rate of 0.45% of net offering proceeds reduced by one-half of the sum of returns of capital to partners and realized losses on investments, with a minimum annual payment of $400,000. Beginning October 19, 1995, the Fund Administration Fee changed to an annual fee of $300,000, plus 100% of actual out-of-pocket expenses incurred by the Fund Administrator, as noted below. For the years ended December 31, 1994 and 1993, the Fund Administration Fee was $1,843,907 and $1,874,739, respectively. This decrease in Fund Administration Fees reflects adjustments relating to a return of capital and realized losses recorded in 1995 and the change in the Fund Administration fee to $300,000 per annum.

     For the period ending October 19, 1995, the Fund's expenses for accounting, audits, printing, tax preparation and other administrative services ("out-of-pocket expenses") (excluding the costs of bonding and extraordinary legal expenses) were paid by the Fund Administrator. Beginning October 19, 1995, in accordance with Partnership Agreement, the Fund Administrator is being reimbursed by the Fund for 100% of the out-of-pocket expenses incurred. Total out-of-pocket expenses incurred by the Fund were $171,150.

     Loan fees consist of fees on the unused portion of the Fund's facility, loan administration fees, amortization of the loan advisory and facility fees and various miscellaneous fees attributable to the facility. Loan fees for the years ended December 31, 1995, 1994 and 1993 totaled $738,029, $772,593, and
$922,876 respectively. This decrease in 1995 as compared to the 1994 and 1993 loan fees is the result of reductions in the Credit Facility.

Net Assets

     The Fund's net assets decreased by $102,346,582 during the year ended December 31, 1995 primarily due to net investment loss of $1,155,421 and cash distributions to partners of $186,920,065 ($61,054,782 of cash distributions distributed in 1995 was return of capital from the sales of portfolio investments) offset by additional net unrealized appreciation of $9,920,766, and net realized gains of $75,808,138.

     The Fund's net assets decreased by $62,192,091 during the year ended December 31, 1994 primarily due to cash distributions to partners of $43,760,745 ($4,046,615 of the cash distributions paid were return of capital from the sales of Mezzanine Investments) and net realized losses of $37,008,074 partially offset by additional net unrealized appreciation of $9,271,721 and net investment income of $9,305,007.

     The Fund's net assets increased by $103,823,465 during the year ended December 31, 1993 primarily due to additional net unrealized appreciation of $91,162,444, net realized gain of $69,148,273 and net investment income of $125,500 partially offset by cash distributions to partners of $56,612,752 ($18,224,991 of the of cash distributions distributed in 1993 was return of capital from the sales of portfolio investments).


Unrealized Appreciation and Depreciation on Investments

     For the year ended December 31, 1995, the Fund recorded net unrealized appreciation of $9.9 million of which $11.9 million was related to net unrealized depreciation in market value of publicly traded/underlying publicly traded securities held by the Fund at December 31, 1995. The Fund's cumulative net unrealized appreciation on investments at December 31, 1995 totaled $12.5 million. This compares to a net unrealized appreciation of $9.3 million of which $39.2 million was related to net unrealized appreciation in market value of publicly traded/underlying publicly traded securities for the same period in 1994. For the year ended December 31, 1993, the Fund recorded net unrealized appreciation of $91.1 million of which $113.6 million was related to net appreciation in market value of publicly traded securities.

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

     The information presented herein is based on pertinent information available to the Managing General Partner and Investment Adviser as of December 31, 1995. Although the Managing General Partner and Investment Adviser are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time; and the current estimated fair value of these investments may have changed significantly since that point in time.


     The Fund's valuation of the common stock of Celebrity, Inc., GNC, Health o meter, Petco, Playtex, Stanley Furniture and Walter Industries reflect their closing market price at December 31, 1995.

     The GNC Inc., Health o meter, Petco, Playtex and Stanley Furniture securities held by the Fund are restricted securities under the Securities and Exchange Commission's Rule 144 and can only be sold under that rule, in a registered public offering, or pursuant to an exemption from the registration requirement. In addition, resale in some cases is restricted by lockup or other agreements. The Fund may be considered an affiliate of Health o meter and Stanley Furniture under the Securities and Exchange's Commission's Rule 144, and therefore, any resale of Health o meter or Stanley Furniture securities under Rule 144 is limited by the volume limitations in that rule. Accordingly, the values referred to in the financial statements for the remaining GNC, Health o meter, Petco, Playtex and Stanley Furniture securities held by the Fund do not necessarily represent the prices at which these securities could currently be sold.

         As overall economic, market and business conditions improve, the sales and profit levels of some of the Fund's companies have increased, resulting in higher valuations for some of the Fund's equity investments. This has led to higher values in those equity investments, primarily GNC. Subsequent to December 31, 1995, the Fund sold its remaining investment in GNC and all unrealized appreciation on the GNC investment was reversed. See Note 16 to the Financial Statements for further information.


         For additional information, please refer to the Supplemental Schedule of Unrealized Appreciation and Depreciation (Schedule 2 on pages 47-48).



Realized Gains and Losses


         Net realized gains on investments for the year ended December 31, 1995 was $75,808,174 compared to a net realized loss of $37,008,074 in 1994 and a net realized gain of $69,148,273 for 1993.


         For additional information, please refer to the Supplemental Schedule of Realized Gains and Losses (Schedule 1 - page 46).



 Cash Distributions



     On February 8, 1996, the Individual General Partners approved the fourth quarter 1995 cash distribution totalling $5,391,914, which consists of $6,722,994 return of capital from the sale of Mezzanine Investments, and $76,626 of net investment income from Temporary Investments, offset by a net investment loss of $1,407,706 for Mezzanine Investments. The total amount distributed to Limited Partners was representing $5,338,005, or $10.95 per Unit. The Managing General Partner received $53,909 in proportion toits 1% interest in the Fund. The distributions were made on February 14, 1996.


Cash Distributions
     The following  table  represents  distributions  approved by the Individual
General Partners of ML-Lee  Acquisition Fund, L.P. since inception  (October 19,
1987):

                              Total                                               Managing
                           Distributed          Limited Partners                   General        Incentive
                              Cash*           Amount        Per Unit**             Partner         Fee***
Fourth Quarter 1987        $   2,577,304   $   2,551,531      $    6.14         $     25,773    $         -
First Quarter 1988             6,328,879       6,266,217          14.80               62,662              -
Second Quarter 1988            7,495,858       7,420,899          16.50               74,959              -
Third Quarter 1988            14,228,737      14,086,450          29.45              142,287              -
Fourth Quarter 1988           13,788,416      13,074,454          26.82              137,884        576,078
First Quarter 1989            16,291,215      15,034,161          30.84              162,929      1,094,125
Second Quarter 1989           15,374,977      13,771,564          28.25              153,740      1,449,673
Third Quarter 1989            36,416,661      28,292,735          58.64              364,164      7,759,762
Fourth Quarter 1989           19,252,214      13,284,076          27.25              192,558      5,775,580
First Quarter 1990            10,119,121       7,180,713          14.73              101,197      2,837,211
Second Quarter 1990            5,270,048       3,636,668           7.46               52,690      1,580,690
Third Quarter 1990            12,467,001       9,783,904          20.07              124,649      2,558,448
Fourth Quarter 1990            7,138,368       6,488,478          13.31               71,384        578,506
First Quarter 1991             1,496,932       1,481,967           3.04               14,965              -
Second Quarter 1991            5,298,352       5,245,382          10.76               52,970              -
Third Quarter 1991             5,539,662       5,484,251          11.25               55,411              -
Fourth Quarter 1991            6,829,769       6,761,472          13.87               68,297              -
First Quarter 1992             9,611,889       9,515,786          19.52               96,103              -
Second Quarter 1992            5,997,616       5,937,616          12.18 (a)           60,000              -
Third Quarter 1992             1,570,785       1,555,090           3.19               15,695              -
Fourth Quarter 1992            1,989,335       1,969,456           4.04               19,879              -
First Quarter 1993            18,170,064      17,988,344          36.90 (b)          181,720              -
Second Quarter 1993            5,086,627       5,035,761          10.33 (c)           50,866              -
Third Quarter 1993            31,366,725      31,053,049          63.70              313,676              -
Fourth Quarter 1993           29,052,375      28,761,851          59.00              290,524              -
First Quarter 1994             8,001,724       7,921,696          16.25 (d)           80,028              -
Second Quarter 1994            1,083,292       1,072,476           2.20 (e)           10,816              -
Third Quarter 1994             5,623,355       5,567,124          11.42 (f)           56,231              -
Fourth Quarter 1994            7,602,855       7,526,830          15.44 (g)           76,025              -
First Quarter 1995            44,671,712      44,225,002          90.72 (h)          446,710              -
Second Quarter 1995           19,863,955      19,665,306          40.34 (i)          198,649              -
Special GNC
  Distribution on
  August 14, 1995            114,190,626     113,048,699         231.90 (j)        1,141,927              -
Third Quarter 1995               590,917         584,987           1.20                5,930              -
Fourth Quarter 1995            5,391,914       5,338,005          10.95 (k)           53,909
                           -------------   -------------      ---------         ------------    -----------
Totals                     $ 495,779,280   $ 466,612,000      $  962.46         $  4,957,207    $24,210,073
                           =============   =============      =========         ============    ===========

* Distributions are paid no later than 45 days after the end of each quarter.

** For periods prior to Third Quarter 1988, the amount shown is for the 1st closing participants only. Subsequent closings' amounts as to such periods will vary.

*** Incentive distribution payable to the Investment Adviser for exceeding the cumulative priority return of 10% on Mezzanine Investments to Limited Partners.

(a) Includes $10.37 per unit return of capital from the sale of Mohawk and Health o meter Notes.

(b)   Includes $36.15 per unit return of capital from the sale of Playtex
      Notes.

(c)   Includes $0.86 per unit return of capital from the sale of Playtex Notes.

(d) Includes $6.52 per unit return of capital from the sale of GNC Common Stock and Petco Notes.

(e) Includes $1.22 per unit return of capital from the sale of International Business Interiors Notes and Warrants.

(f) Includes $0.48 per unit return of capital from the sales of Celebrity Inc. Common Stock, Stone Savannah River Pulp & Paper Corp. Common Stock and Healthtrust, Inc. Common Stock Purchase Warrants. The Healthtrust and Stone Savannah sales occurred in the Fourth Quarter.

(g)   Includes $5.04 per unit return of capital from the sales of GNC
      Common Stock,  Filene's Basement Common Stock, Chadwick Miller
      Notes, International Business Interiors Common Stock and Miramar Marine


(h) Includes $41.20 per unit return of capital from sales of Omega Wire Subordinated Notes and Common Stock, Chiat Day Notes and Hillsborough Holdings Common Stock.

(i) Includes $17.13 per unit return of capital from the sale of Petco Common Stock.

(j)   Includes  $59.60 per unit  return of  capital  from the sale of GNC Common
      Stock.

(k) Includes $13.65 per unit return of capital from the sale of Duro-Test Equity, Walter Industries Notes and SFX Broadcasting Common Stock.

Item 8.       Financial Statements and Supplementary Data





                          ML-LEE ACQUISITION FUND, L.P.


                                TABLE OF CONTENTS


Report of Independent Accountants

Statements of Assets,  Liabilities and Partners' Capital As of December 31, 1995
   and December 31, 1994

Statements of Operations
   For the Years Ended December 31, 1995, December 31, 1994 and
   December 31, 1993

Statements of Changes in Net Assets
   For the Years Ended December 31, 1995, December 31, 1994 and
   December 31, 1993

Statements of Cash Flows
   For the Years Ended December 31, 1995, December 31, 1994 and
   December 31, 1993

Statements of Changes in Partners' Capital
   For the Years Ended December 31, 1995, December 31, 1994 and
   December 31, 1993

Schedule of Portfolio Investments - December 31, 1995

Notes to Financial Statements

Supplementary Schedule of Realized Gains and Losses (Schedule 1)

Supplementary Schedule of Unrealized Appreciation and Depreciation (Schedule 2)

Report of Independent Accountants

March 15, 1996

To the General and Limited Partners of
ML-Lee Acquisition Fund L.P.

     In our opinion, the accompanying statements of assets, liabilities and partners' capital, including the schedule of portfolio investments, and the related statements of operations, of changes in net assets, of cash flows, and of changes in partners' capital present fairly, in all material respects, the financial position of ML-Lee Acquisition Fund L.P. (the "Fund") at December 31, 1995 and 1994, and the results of its operations, the changes in its net assets, its cash flows, and the changes in its partners' capital for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Fund's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits, which included confirmation of securities at December 31, 1995 by correspondence with the custodian and brokers and the application of alternative auditing procedures where confirmations were not received, provide a reasonable basis for the opinion expressed above.

     The financial statements include securities, valued at $230,410,487 at December 31, 1995 (90.6% of net assets), whose values have been estimated by the Managing General Partner and the Investment Adviser (with the approval of the Independent General Partners) in the absence of readily ascertainable market values, as further described in Note 2. We have reviewed the procedures used by the Managing General Partner and the Investment Adviser in arriving at their estimate of value and have inspected underlying documentation, and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material to the financial statements.

     Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of realized gains and losses (Schedule 1) and the schedule of unrealized appreciation and depreciation (Schedule 2) are presented for the purpose of additional analysis and are not a required part of the basic financial statements. These schedules are the responsibility of the Fund's management. Such schedules have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, are fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.

PRICE WATERHOUSE LLP
New York, New York

                          ML-LEE ACQUISITION FUND, L.P.
             STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
                             (DOLLARS IN THOUSANDS)

                                                        December 31, 1995       December 31, 1994

ASSETS:
Investments - Notes 2,8,9
  Portfolio Investments at fair value
   Managed Companies (cost $214,099 at
     December 31, 1995 and $313,930 at
     December 31, 1994)                                     $    229,416          $     326,672
   Non-Managed Companies (cost $9,597 at
     December 31, 1995 and $22,703 at
     December 31, 1994)                                            6,782                 12,542
   Temporary Investments, at amortized cost
     (cost $7,357 at December 31, 1995 and
     $10,498 at December 31, 1994)                                 7,370                 10,511
Cash (of which $6,049 is restricted at
      December 31, 1995, and $3,442 is
      restricted at December 31, 1994)                             6,054                  3,442
Accrued Interest Receivable - Note 2                                  --                  1,077
Prepaid Loan Fees - Notes 2,4                                      1,661                  2,299
Prepaid Expenses and Other Receivables                               116                      7
Receivable for Investments Sold                                    3,377                  1,227
                                                            ------------          -------------
TOTAL ASSETS                                                $    254,776          $     357,777
                                                            ============          =============

LIABILITIES AND PARTNERS' CAPITAL:

Liabilities

  Legal and Professional Fees Payable                       $         60          $         284
  Reimbursable Administrative Expenses Payable                       171                     --
  Independent General Partner Expenses Payable                        28                     21
  Deferred Interest Income - Note 2                                  164                    773

                                                            ------------          -------------
Total Liabilities                                                    423                  1,078
                                                            ------------          -------------
Partners' Capital - Note 2
Managing General Partner                                             884                  1,908
Limited Partners (487,489 Units)                                 253,469                354,791
                                                            ------------          -------------
Total Partners' Capital                                          254,353                356,699
                                                            ------------          -------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                     $    254,776          $     357,777
                                                            ============          =============


              See the Accompanying Notes to Financial Statements.

                                           ML-LEE ACQUISITION FUND, L.P.
                                             STATEMENTS OF OPERATIONS
                                               (DOLLARS IN THOUSANDS)

                                           For the Years Ended December 31,
                                               1995               1994             1993
                                        --------------       -------------     -----------
INVESTMENT INCOME - NOTES 2,8,10:
Interest                                  $     3,804          $    14,683      $   8,640
Discount                                        1,339                  498            830
Dividend and Other Income                         609                3,084          1,189
                                          -----------          -----------      ---------
    TOTAL INCOME                                5,752               18,265         10,659
                                          -----------          -----------      ---------
EXPENSES:
Investment Advisory Fee - Note 5                2,771                3,652          4,059
Fund Administration Fee - Note 6                1,330                1,844          1,875
Legal and Professional Fees                     1,584                2,338          1,680
Loan Fees - Notes 2,4                             738                  773            923
Independent General Partners' Fees
 and Expenses - Note 7                            304                  285            242
Reimbursable Administrative Expenses
 - Note 6                                         171                   --             --
Insurance Expense                                   9                   10             10
Interest Expense - Note 4                          --                   58          1,711
Valuation Expenses                                 --                   --             33
                                          -----------          -----------      ---------
    TOTAL EXPENSES                              6,907                8,960         10,533
                                          -----------          -----------      ---------
NET INVESTMENT (LOSS) INCOME                   (1,155)               9,305            126
NET REALIZED GAIN (LOSS) ON
 INVESTMENTS - Note 8 and Schedule 1           75,808              (37,008)        69,148

NET CHANGE IN UNREALIZED
 APPRECIATION (DEPRECIATION) ON
 INVESTMENTS- Note 9 and Schedule 2
  Publicly Traded Securities                   (7,571)             (39,245)       113,646
  Nonpublic Securities                         17,492               48,516        (22,484)
                                          -----------          -----------      ---------
        Subtotal                                9,921                9,271         91,162
NET INCREASE (DECREASE) IN NET ASSETS     -----------          -----------      ---------
  RESULTING FROM OPERATIONS               $    84,574          $   (18,432)     $ 160,436
                                          ===========          ===========      =========




                  See the Accompanying Notes to Financial Statements.


                             ML-LEE ACQUISITION FUND, L.P.
                          STATEMENTS OF CHANGES IN NET ASSETS
                                (DOLLARS IN THOUSANDS)

                                        For the Years Ended December 31,
                                           1995         1994         1993
                                        ---------    ---------    ---------
FROM OPERATIONS:


Net Investment Income (Loss)            $  (1,155)   $   9,305    $     126

Net Realized Gain (Loss) on
  Investments                              75,808      (37,008)      69,148

Net Change in Unrealized Appreciation
  (Depreciation) from Investments           9,921        9,271       91,162
                                        ---------    ---------    ---------

Net Increase (Decrease) in Net Assets
  Resulting from Operations                84,574      (18,432)     160,436

Cash Distributions to Partners           (186,920)     (43,761)     (56,613)
                                        ---------    ---------    ---------

Total Increase (Decrease)                (102,346)     (62,193)     103,823

NET ASSETS:

Beginning of Period                       356,699      418,892      315,069
                                        ---------    ---------    ---------
End of Year                             $ 254,353    $ 356,699    $ 418,892
                                        =========    =========    =========



                 See the Accompanying Notes to Financial Statements.

                          ML-LEE ACQUISITION FUND, L.P.
                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                          For the Years Ended December 31,
                                           1995         1994         1993
                                        ---------    ---------    ---------
Increase in Cash and Cash Equivalents
CASH FLOWS FROM OPERATING ACTIVITIES:
  Interest, Dividends and Discount      $   6,219    $  11,098    $  11,393
Income
  Investment Advisory Fee                  (2,771)      (3,652)      (4,059)
  Interest Expense                             --          (58)      (1,711)
  Fund Administration Fees                 (1,330)      (1,844)      (1,875)
  Legal and Professional Fees              (1,911)      (2,181)      (1,818)
  Loan Fees and Expenses                     (116)         (73)        (285)
  Independent General Partners' Fees         (296)        (294)        (224)
and Expenses
  Sale of Temporary Investments, Net        3,141       20,643      (30,698)
  Proceeds from Sale of Portfolio         186,596       39,502      143,482
                                        ---------     --------    ---------
Company Investments
  Purchase of Portfolio Company                --       (6,344)      (4,950)
Investments
                                        ---------    ---------    ---------
Net Cash Provided by Operating            189,532       56,797      109,255
Activities                              ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of Borrowings, Net                --       (9,594)     (52,642)
  Cash Distributions to Partners         (186,920)     (43,761)     (56,613)
                                        ---------    ---------    ---------
    Net Cash Applied to Financing        (186,920)     (53,355)    (109,255)
Activities
                                        ---------    ---------    ---------
  Net Increase in Cash                      2,612        3,442           --
  Cash at Beginning of Period               3,442           --           --
                                        ---------    ---------    ---------
    Cash at End of Period               $   6,054    $   3,442    $      --
                                        =========    =========    =========

                 RECONCILIATION OF NET INVESTMENT INCOME (LOSS)
                  TO NET CASH PROVIDED BY OPERATING ACTIVITIES

Net Investment Income(Loss)             $  (1,155)   $   9,305    $     126
                                        ---------    ---------    ---------
Adjustments to Reconcile Net Investment
 Income (Loss) to Net Cash Provided by
 Operating Activities:

  Decrease in Investments                 116,079       79,085       53,694
  (Increase) Decrease in Receivable for
    Investments Sold                       (2,150)      13,781      (15,008)
  (Increase) Decrease in Accrued
Interest                                      466       (7,167)         735
    and Discount Receivables
  Decrease in Prepaid Expenses                530          684          640
  Decrease in Option Payable                   --       (2,057)          --
  Increase in Independent General
    Partner Fees Payable                        7            3            6
  Increase in Reimbursable
    Administrative Expenses Payable           171           --           --

  Increase (Decrease) in Legal and
    Professional Fees Payable                (224)         171          (86)

  Net Realized Gain (Loss) on              75,808      (37,008)      69,148
    Investments
                                        ---------    ---------    ---------
    Total Adjustments                     190,687       47,492      109,129
                                        ---------    ---------    ---------
Net Cash Provided by Operating          $ 189,532    $  56,797    $ 109,255
  Activities                            =========    =========    =========

               See the Accompanying Notes to Financial Statements.

                          ML-LEE ACQUISITION FUND, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                             (DOLLARS IN THOUSANDS)
                                                  Managing                           Limited
                                              General Partner       Partners          Total
                                              ----------------   --------------   ------------
For the Years Ended December 31, 1995,
December 31, 1994, and December 31, 1993

Partners' Capital at December 31, 1992          $    1,492         $  313,577     $  315,069

Allocation of Net Investment Income                      2                124            126
Allocation of Net Realized Gain on                     691             68,457         69,148
Investments
Allocation of Net Change in                            911             90,251         91,162
Unrealized Appreciation
Cash Distributions to Partners                        (566)           (56,047)       (56,613)
                                                ----------         ----------     ----------

Partners' Capital at December 31, 1993          $    2,530         $  416,362     $  418,892

Allocation of Net Investment Income                     93              9,212          9,305
Allocation of Net Realized Loss on                    (370)           (36,638)       (37,008)
Investments
Allocation of Net Change in                             93              9,178          9,271
Unrealized Appreciation
Cash Distributions to Partners                        (438)           (43,323)       (43,761)
                                                ----------         ----------     ----------

Partners' Capital at December 31, 1994          $    1,908         $  354,791     $  356,699

Allocation of Net Investment Loss                      (12)            (1,143)        (1,155)
Allocation of Net Realized Gain on                     758             75,050         75,808
Investments
Allocation of Net Change in                             99              9,822          9,921
Unrealized Appreciation
Cash Distributions to Partners                      (1,869)          (185,051)      (186,920)
                                                ----------         ----------     ----------
Partners' Capital at December 31, 1995          $      884         $  253,469     $  254,353
                                                ==========         ==========     ==========


               See the Accompanying Notes to Financial Statements.

                          ML-LEE ACQUISITION FUND, L.P.
                        SCHEDULE OF PORTFOLIO INVESTMENTS
                                DECEMBER 31, 1995
                             (DOLLARS IN THOUSANDS)

  Principal                                                                                                      Fair    % Of
   Amount/                                                                               Investment Investment   Value    Total
   Shares           Investment                                                             Date      Cost (f)   (Note 2) Investments
                    MEZZANINE INVESTMENTS
                    MANAGED COMPANIES

                    ALLIANCE INTERNATIONAL GROUP, INC. (a)(e) - Note 11
$10,810             Alliance International Group, Sub. Note 10% due 12/31/97(c)            12/31/87   $10,810    $10,810
$267                Alliance International Group, Def. Int. Note 10% due 03/30/97(c)(h)    03/31/93       267        267
$276                Alliance International Group, Def. Int. Note 10% due 12/31/97(c)(h)    06/30/93       276        276
$286                Alliance International Group, Def. Int. Note 10% due 12/31/97(c)(h)    09/30/93       286        286
$293                Alliance International Group, Def. Int. Note 10% due 12/31/97(c)(h)    12/31/93       293        293
5,016 Shares        Alliance International Group, Cumulative Redeemable Preferred Stock(d) 04/22/91       502        502
110,000 Shares      Alliance International Group, Cumulative Preferred Stock(d)(h)         12/31/92    11,000     11,000
250,800 Shares      Alliance International Group, Common Stock(d)                          12/31/87     1,951      1,951
15,228.43 Warrants  Alliance International Group, Common Stock Purchase Warrants(d)        03/28/89         0          0(i)
62,700 Warrants     Alliance International Group, Common Stock Purchase Warrants(d)        04/22/91         0          0
657,614.21 Warrants Alliance International Group, Common Stock Purchase Warrants(d)        12/31/92         0          0
50,000 Warrants     Alliance International Group, Common Stock Purchase Warrants(d)        various          0          0(i)
                     (52.5% of fully diluted common equity assuming  exercise of warrants) (l)
                     19,200 Shares Common Stock
                     Purchased 12/31/87              $149
                     Sold  01/30/89-9,600 Shares     $107
                     Sold  01/02/90-9,600 Shares     $147
                     Realized Gain                   $105                                              25,385     25,385      10.42


               See the Accompanying Notes to Financial Statements.


                          ML-LEE ACQUISITION FUND, L.P.
                        SCHEDULE OF PORTFOLIO INVESTMENTS
                                DECEMBER 31, 1995
                             (DOLLARS IN THOUSANDS)


  Principal                                                                                                    Fair      % Of
   Amount/                                                                              Investment Investment  Value     Total
   Shares        Investment                                                                Date     Cost (f) (Note 2) Investments
                 BEEFAMERICA, INC. (a) (e) - Notes 9,10,11
$41,997          BeefAmerica, Inc., Sr. Sub. Interim Note 15.5% due 09/30/98(c)(g)(h)    09/09/88  $20,000   $10,000
$80,951          BeefAmerica, Inc., Sub. Note 15% due 09/30/98 (c)(g)(h)                 09/09/88   38,928         0
5,661.11 Shares  BeefAmerica, Inc., Class A Redeemable Preferred Stock(d)                04/10/91   40,050         0
51,000 Shares    BeefAmerica, Inc., Common Stock (d)                                     various     2,000         0
1 Warrant        BeefAmerica, Inc., Common Stock Purchase Warrant(d)                     09/09/88        0         0(i)
                  (59% of fully diluted common equity assuming exercise of warrants)(l)
                  $1,072 15% Sub. Nt.
                  Purchased 09/9/88                     $1,072
                  Redeemed 02/20/92                     $1,072
                  Realized Gain                         $    0
                  Preferred Stock
                  Purchased 09/9/88                     $2,700
                  Redeemed 02/20/92                     $2,700
                  Realized Gain.                        $    0
                  Total Realized Gain                   $    0                                     100,978    10,000       4.10


               See the Accompanying Notes to Financial Statements.


                          ML-LEE ACQUISITION FUND, L.P.
                        SCHEDULE OF PORTFOLIO INVESTMENTS
                                DECEMBER 31, 1995
                             (DOLLARS IN THOUSANDS)


  Principal                                                                                         Fair       % Of
   Amount/                                                         Investment    Investment        Value        Total
   Shares      Investment                                             Date         Cost (f)         (Note 2)   Investments
               CELEBRITY, INC. - Note 9
11,539 Shares  Celebrity, Inc. Common Stock(b)(k)                    06/16/92      $   150        $   66
                 (0.2% of fully diluted common equity)(l)
                 5,769 Shares of Common Stock
                 Purchased  06/16/92                   $75
                 Sold 09/29/93                         $75
                 Realized Gain                         $ 0
                 5,769  Shares of Common Stock
                 Purchased  06/16/92                   $75
                 Sold 09/19/94                         $75
                 Realized  Gain                        $ 0
                 5,769  Shares Common  Stock
                 Purchased 06/16/92                    $75
                 Sold 09/19/95                         $75
                 Realized Gain                         $ 0
                 Total Realized Gain                   $ 0                             150            66          0.03


               See the Accompanying Notes to Financial Statements.


                          ML-LEE ACQUISITION FUND, L.P.
                        SCHEDULE OF PORTFOLIO INVESTMENTS
                                DECEMBER 31, 1995
                             (DOLLARS IN THOUSANDS)


  Principal                                                                                                   Fair        % Of
   Amount/                                                                    Investment    Investment        Value       Total
   Shares         Investment                                                    Date         Cost (f)         (Note 2)   Investments
                  CHADWICK-MILLER, INC. (a)(e) - Notes 8,9,10,14

189,996 Shares    CMI Holding Corp., Preferred Stock(a) (d)(g)                 12/16/88    $  12,916         $  12,916
192,933 Shares    CMI Holding Corp., Common Stock (d)                          Various         3,736             1,929
100,000 Warrants  CMI Holding Corp., Common Stock Warrants (d)                 Various             0                 0

                    (63.6% of fully diluted common equity)(l)
                    35,161 Shares Common Stock
                    Purchased 06/30/93                    $  352
                    Sold 09/03/93                         $  352
                    Realized Gain                         $    0
                    $5,000,000 Senior Note
                    Purchased 12/16/88                    $5,000
                    Sold 11/23/94                         $5,000
                    Realized Gain                         $    0
                    Total Realized Gain                   $    0                              16,652            14,845       6.09


               See the Accompanying Notes to Financial Statements.


                          ML-LEE ACQUISITION FUND, L.P.
                        SCHEDULE OF PORTFOLIO INVESTMENTS
                                DECEMBER 31, 1995
                             (DOLLARS IN THOUSANDS)


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


               See the Accompanying Notes to Financial Statements.


                          ML-LEE ACQUISITION FUND, L.P.
                        SCHEDULE OF PORTFOLIO INVESTMENTS
                                DECEMBER 31, 1995
                             (DOLLARS IN THOUSANDS)


  Principal                                                                                                     Fair    % Of
   Amount/                                                                            Investment  Investment    Value    Total
   Shares         Investment                                                            Date       Cost (f)   (Note 2) Investments
                  GENERAL NUTRITION COMPANIES, INC. (a) Notes 8,9,16
107,118   Shares  General Nutrition Cos., Inc. Common Stock(d)(k)(m)                  08/21/89    $   523    $  2,464
2,049,180 Shares  General Nutrition Cos.,Inc. Common Stock (d)(k)(m)                  11/21/91     10,000      47,131
2,747,468 Shares  General Nutrition Cos., Inc., Common Stock (d)(k)                    Various      3,236      63,192
                    (5.3% of fully  diluted  common  equity)(l)
                    938,612  Common Stock
                    Purchased  various                       $ 1,900
                    Sold Shares various 1993                 $17,154
                    Realized Gain                            $15,254
                    866,842 Common Stock
                    Purchased various                        $ 1,626
                    Sold Shares various 1994                 $12,272
                    Realized Gain                            $10,646
                    846,908 Common Stock Purchase Warrants
                    Purchased  Various                       $     0
                    Sold July 19, 1995                       $12,185
                    Realized Gain                            $12,185
                    $29,477 7.5% Junior Convertible
                       Subordinated Note
                    Purchased 8/29/89                       $ 29,477
                    Converted to 6,040,424 Shares Common
                      Stock Various 1995
                    Sold July 19, 1995                      $102,007
                    Realized Gain                           $ 72,530
                    Total Realized Gain                     $110,615                              $13,759    $112,787       46.31


               See the Accompanying Notes to Financial Statements.


                          ML-LEE ACQUISITION FUND, L.P.
                        SCHEDULE OF PORTFOLIO INVESTMENTS
                                DECEMBER 31, 1995
                             (DOLLARS IN THOUSANDS)


  Principal                                                                                              Fair      % Of
   Amount/                                                                    Investment   Investment    Value      Total
   Shares         Investment                                                    Date        Cost (f)   (Note 2)   Investments

                  HEALTH O METER PRODUCTS, INC. (a)  Notes 9,14

952,500 Shares    Health o meter Products, Inc., Common Stock (d)(k)           04/28/88     $ 1,270   $ 3,453
610,553 Shares    Health o meter Products, Inc., Common Stock (b)(k)           08/17/94       3,282     2,213

                    (14.7% of fully diluted common equity)(l)
                    $16,000 14.50% Subordinated Note
                    Purchased 04/28/88                    $16,000
                    Sold 03/24/92                         $16,000
                    Realized Gain                         $     0
                    187,500 Shares of Common Stock
                    Purchased 04/28/88                    $   250
                    Sold 03/30/92                         $ 2,441
                    Realized Gain                         $ 2,191

                    Total Realized Gain                   $ 2,191                             4,552     5,666       2.33


               See the Accompanying Notes to Financial Statements.


                          ML-LEE ACQUISITION FUND, L.P.
                        SCHEDULE OF PORTFOLIO INVESTMENTS
                                DECEMBER 31, 1995
                             (DOLLARS IN THOUSANDS)


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
981,748 Shares    Petco Animal Supplies, Inc. Common Stock(d)(k)              Various     $15,846   $  28,716

                    (11.0% of fully diluted common equity)(l)
                    $269 14% Sr. Bridge Note
                    Purchased 11/19/90                     $   269
                    Repaid 04/19/91                        $   269
                    Realized Gain                          $     0
                    $98 14% Sr. Bridge Note
                    Purchased 11/28/90                     $    98
                    Repaid 04/19/91                        $    98
                    Realized Gain                          $     0
                    $2,397 12.65% Sr. Sub. Note
                    Purchased various                      $ 2,397
                    Repaid 03/27/94                        $ 2,397
                    Realized Gain                          $     0
                    1,009,638 Shares Common Stock
                    Purchased various                      $16,296
                    Sold  1,009,638 Shares various 1995    $19,902
                    Realized Gain                          $ 3,606

                    Total Realized Gain                    $ 3,606                        15,846      28,716         11.79


               See the Accompanying Notes to Financial Statements.


                          ML-LEE ACQUISITION FUND, L.P.
                        SCHEDULE OF PORTFOLIO INVESTMENTS
                                DECEMBER 31, 1995
                             (DOLLARS IN THOUSANDS)


  Principal                                                                                              Fair      % Of
   Amount/                                                                    Investment   Investment    Value      Total
   Shares         Investment                                                    Date        Cost (f)   (Note 2)   Investments
                    PLAYTEX PRODUCTS, INC. (d) (k) - Note 9
1,406,204 Shares    Playtex Products, Inc., Common Stock(d)(k)                12/28/88     $ 3,255     $ 10,547
                      (2.6% of  fully  diluted  common  equity)(l)
                      $19,285  15% Subordinated   Notes
                      Purchased   12/28/88                        $ 19,285
                      Sold 06/30/89                               $ 19,285
                      Realized  Gain                              $      0
                      3,214,000  Shares Preferred Stock
                      Purchased 12/28/88                          $  3,214
                      Sold 06/30/89                               $  3,214
                      Realized  Gain                              $      0
                      2,571,314  Shares  Common  Stock
                      Purchased  12/28/88                         $  1,286
                      Sold 06/30/89                               $  1,286
                      Realized Gain                               $      0
                      $11,250 15% Subordinated Note
                      Purchased  12/28/88                         $ 11,250
                      Sold 09/28/90                               $ 11,275
                      Realized Gain                               $     25
                      2,571,314 Shares  Common  Stock
                      Purchased  12/28/88                         $  1,286
                      Sold 09/28/90                               $ 10,512
                      Realized  Gain                              $  9,226
                      347,209  Shares Common  Stock
                      Purchased  12/28/88                         $    174
                      Sold  12/20/91                              $  1,343
                      Realized Gain                               $  1,169
                      $71,251 15% Subordinated Notes
                      Purchased  12/28/88                         $ 71,251
                      Sold 02/01/93                               $ 71,181
                      Realized Loss                               $    (70)
                      Total Net Realized Gain                     $ 10,350                    3,255       10,547           4.33


               See the Accompanying Notes to Financial Statements.


                          ML-LEE ACQUISITION FUND, L.P.
                        SCHEDULE OF PORTFOLIO INVESTMENTS
                                DECEMBER 31, 1995
                             (DOLLARS IN THOUSANDS)


  Principal                                                                                              Fair      % Of
   Amount/                                                                    Investment   Investment    Value      Total
   Shares         Investment                                                    Date        Cost (f)   (Note 2)   Investments
                    STANLEY FURNITURE COMPANY, INC. (a)(e) - Note 9
2,675,552 Shares    Stanley Furniture Co., Inc., Common Stock(b)(h)(k)         Various     $ 33,522    $ 21,404
                      (50.2% of fully diluted common equity)(l)
                      $2,000 Loan participation
                      Purchased 03/12/92                    $2,000
                      Repaid 04/05/93                       $2,000
                      Realized Gain                         $    0                           33,522      21,404      8.79

                      TOTAL INVESTMENT IN MANAGED COMPANIES                                $214,099    $229,416     94.19

                      NON-MANAGED COMPANIES

                    MAGELLAN HEALTH SERVICES, INC.
                   (formerly CHARTER MEDICAL CORPORATION) - Note 9
40,000 Warrants     Charter Medical Corp. Common Stock Purchase Warrants(d)   09/01/88            4           0
                      $5,000 14% Subordinated Notes
                      Purchased 09/01/88                    $5,000
                      Sold 12/05/88                         $5,000
                      Realized Gain                         $    0                                4           0      0.00


                     SFX BROADCASTING, INC. - Note 8,9,16
8,667 Option Shares  SFX Broadcasting Co. Common Stock Option(b)(j)           10/07/93            0           0
                     26,000 shares of Common Stock

                     Purchased 12/16/88                    $  4,880
                        Sold various December 1995         $    744
                        Realized Loss                      $ (4,136)
                                                                                                  0           0      0.00

               See the Accompanying Notes to Financial Statements.


                                                ML-LEE ACQUISITION FUND, L.P.
                                             SCHEDULE OF PORTFOLIO INVESTMENTS
                                                      DECEMBER 31, 1995
                                                    (DOLLARS IN THOUSANDS)


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


               See the Accompanying Notes to Financial Statements.


                                                ML-LEE ACQUISITION FUND, L.P.
                                             SCHEDULE OF PORTFOLIO INVESTMENTS
                                                      DECEMBER 31, 1995
                                                    (DOLLARS IN THOUSANDS)


  Principal                                                                                              Fair      % Of
   Amount/                                                                    Investment   Investment    Value      Total
   Shares         Investment                                                    Date        Cost (f)   (Note 2)   Investments

                  WALTER INDUSTRIES, INC. - Note 8,9
435,569 Shares    Walter Industries, Inc., Common Stock(d)(k)                  01/07/88    $  8,877     $  5,717
326 Shares        Walter Industries, Inc., Common Stock (d)(k)                 09/13/95           0            4
                    (formerly  Hillsborough  Holdings  Corporation)
                     $12,000 17% Note
                     Purchased  1/7/88             $ 12,000
                     Exchanged  12/1/95 for        $490,000
                     cash 435,569
                     common stock                  $  2,527
                     12.19%  Senior Note
                     Realized  Gain                $      0
                     $2,527 12.19% Senior Note
                     Received 12/1/95              $  2,527
                     Sold 12/15/95                 $  2,527
                     Realized Gain                 $      0

                                                                                              8,877        5,721     2.35

                  TOTAL INVESTMENT IN NON-MANAGED COMPANIES                                $  9,597     $  6,782     2.78

                  SUMMARY OF MEZZANINE INVESTMENTS
                  Subordinated Notes                                                         70,861       21,932     9.00
                  Preferred Stock                                                            64,468       24,418    10.03
                  Common Stock and Warrants                                                  88,367      189,848    77.94
                  TOTAL MEZZANINE INVESTMENTS                                              $223,696     $236,198    96.97


               See the Accompanying Notes to Financial Statements.


                                                ML-LEE ACQUISITION FUND, L.P.
                                             SCHEDULE OF PORTFOLIO INVESTMENTS
                                                      DECEMBER 31, 1995
                                                    (DOLLARS IN THOUSANDS)


  Principal                                                                                              Fair      % Of
   Amount/                                                                    Investment   Investment    Value      Total
   Shares         Investment                                                    Date        Cost (f)   (Note 2)   Investments
                  TEMPORARY INVESTMENTS

                  COMMERCIAL PAPER
$2,920            Prudential Funding Corp., 5.77% due 01/05/96                12/06/95   $  2,906   $  2,918
$4,454            Ford Motor Credit Corp. 5.75% due 01/02/96                  12/29/95      4,451      4,452

                  TOTAL INVESTMENT IN COMMERCIAL PAPER                                      7,357      7,370        3.03

                  TOTAL TEMPORARY INVESTMENTS                                            $  7,357   $  7,370        3.03

                  TOTAL INVESTMENT PORTFOLIO                                             $231,053   $243,568      100.00%


(a)  Represents investments in Affiliates as defined in the Investment Company
     Act of 1940.
(b)  Non-income producing security.
(c)  Restricted security.
(d)  Restricted non-income producing security.
(e) Issuers of which the Fund, as of December 31, 1995, owned more than 25% of the voting securities and which therefore were presumed to be controlled by the Fund under the Investment Company Act of 1940 as of such date.
(f) Represents original cost and excludes accretion of discount of $18,207 for Temporary Investments.
(g)  Non-accrual investment status.
(h)  Inclusive of receipt of payment-in-kind securities.
(i)  Represents an amount of less than one thousand dollars.
(j)  Publicly traded underlying class of securities.
(k)  Publicly traded class of securities.
(l)  Percentages  of Common  Equity  ownership  have not been  audited by Price
     Waterhouse LLP.
(m) All remaining convertable subordinated notes weere converted to common stock subsequent to July 19, 1995.

               See the Accompanying Notes to Financial Statements.


                          ML-LEE ACQUISITION FUND, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1995


1.       Organization and Purpose

         ML-Lee Acquisition Fund, L.P. (the "Fund") was formed and the Certificate of Limited Partnership was filed under the Delaware Revised Uniform Limited Partnership Act on April 1, 1987. The Fund's operations commenced on October 19, 1987.

     Mezzanine Investments, L.P. (the "Managing General Partner"), subject to the supervision of the Individual General Partners, is responsible for overseeing and monitoring the Fund's investments. The Managing General Partner is a limited partnership in which ML Mezzanine Inc., an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc., is the general partner, and Thomas H. Lee Advisors I (the "Investment Adviser"), an affiliate of Thomas H. Lee, is the limited partner. The Individual General Partners are Vernon R. Alden, Joseph L. Bower and Stanley H. Feldberg (the "Independent General Partners") and Thomas H. Lee.

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

         As stated in the Prospectus, the Fund will terminate upon the liquidation of all Fund investments but no later than June 15, 1998, subject to the right of the Individual General Partners to extend the term for up to one additional two-year period and one additional one-year period if it is in the best interest of the Fund. The Fund has an additional five years to liquidate its remaining investments.

2.       Significant Accounting Policies


Basis of Accounting



         For financial reporting purposes, the records of the Fund are maintained using the accrual method of accounting. For federal income tax reporting purposes, the results of operations are adjusted to reflect statutory requirements arising from book to tax differences. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts and disclosures in the financial statements. Actual reported results could vary from these estimates.

Valuation of Investments



     Securities for which market quotations are readily available are valued by reference to such market quotation, using the last trade price (if reported) or the last bid price for the period. For securities without a readily ascertainable market value (including securities restricted as to resale for which a corresponding publicly traded class exists), fair value is determined, on a quarterly basis, in good faith by the Managing General Partner and the Investment Adviser with final approval from the Individual General Partners of the Fund. For privately issued securities in which the Fund typically invests, the fair value of an investment is its original cost plus accrued value in the case of original issue discount or deferred pay securities. Such investments will be revalued if there is an objective basis for doing so at a different price. Investments will be written down in value if the Managing General Partner and Investment Adviser believe adverse credit developments of a significant nature require a write-down of such securities. Investments will be written up in value only if there has been an arms'-length third party transaction to justify the increased valuation. Although the Managing General Partner and Investment Adviser use their best judgment in estimating the fair value of these investments, there are inherent limitations in any estimation technique. Therefore, the fair value estimates presented herein are not necessarily indicative of the amount which the Fund could realize in a current transaction. Future events will also affect the estimates of fair value and the effect of such events on the estimates of fair value could be material.

         Temporary Investments with maturities of less than 60 days are stated at amortized cost, which approximates market.


         The information presented herein is based on pertinent information available to the Managing General Partner and Investment Adviser as of December 31, 1995. Although the Managing General Partner and Investment Adviser are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time; and especially in light of the fact that the portfolio investments of companies whose equity is publicly traded are valued at the last price available at December 31, 1995, the current estimated fair value of these investments may have changed significantly since that point in time.


Interest Receivable on Investments


         Investments generally will be placed on non-accrual status in the event of a default (after applicable grace period expires) or if the Investment Adviser and the Managing General Partner determine that there is no reasonable assurance of collecting interest.


Payment-In-Kind Securities




         All payment-in-kind securities received in lieu of cash interest payments by the Fund's portfolio companies are recorded at face value (which approximates accrued interest), unless the Investment Adviser and the Managing General Partner determine that there is no reasonable assurance of collecting the full principal amounts of such securities. As of December 31, 1995 and December 31, 1994, the Fund has in its portfolio of investments $1,122,216 and $4,098,017, respectively, of payment-in-kind notes, which excludes subordinated notes placed on non-accrual status. As of December 31, 1995 and December 31, 1994, the Fund has in its portfolio of investments $6,485,801 and $13,801,666, respectively, of payment-in-kind equity.

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


Partners' Capital


         Partners' Capital represents the Fund's equity divided by the Partners' Capital Contributions and does not represent the Partners' Capital Accounts. Profits and losses, when realized, will be allocated in accordance with the provisions of the Partnership Agreement summarized in Note 3.

3.       Allocation of Profits and Losses


         Pursuant to the Partnership Agreement, all profits from Temporary Investments generally will be allocated 99% to the Limited Partners and 1% to the Managing General Partner. Profits from Mezzanine Investments will, in general, be allocated as follows:


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


4.       Leverage



     The Fund entered into an amended and restated a credit agreement, dated August 13, 1991, with a lending group led by the First National Bank of Chicago ("First Chicago") which provided the Fund with a maximum credit facility of $140 million. The Credit Facility consisted of a $100 million term loan and a $40 million revolving line of credit. In October of 1993, the Fund amended the credit agreement enabling it to make prepayments of the term loan at any time and without any corresponding reduction to the revolving line of credit. On December 1, 1995, the credit agreement was further amended to reduce the Credit Facility to $10 million. The amount available at December 31, 1995 under the Credit Facility was $6 million, due to a $4 million letter of credit attributable to the investment in BeefAmerica, Inc. This letter of credit was cancelled on February 28, 1996, bringing the total facility available to the Fund back to $10 million. The Credit Facility will mature on July 31, 1998. Loan advances bear interest at a floating rate equal to the greater of prime plus 1% or the federal funds rate plus 1.5%. For the years ended December 31, 1994 and 1993, the Fund incurred $57,756, and $1,710,606 respectively, in interest expense. The Fund did not incur any interest expense in 1995. In connection with the Credit Facility, the Fund has pledged its debt and equity portfolio securities to its lenders.

         With respect to the Credit Facility, the Fund incurred the following loan fees:


         Nonrecurring loan advisory and loan facility fees of $4,441,580 paid to First Chicago in 1991 in connection with the creation of the Credit Facility, which are being amortized over the life of the Credit Facility. The total amortization during the twelve months ended 1995 was $619,605


         An annual Loan Administration Fee of $25,000 for the administration of the Credit Facility.


         Unused Commitment Fees of $75,179, which are equal to 1/2 of 1% per annum of the unused line of credit.


         For the years ended December 31, 1995, 1994 and 1993, the Fund has incurred $738,029, $772,593 and $922,876, respectively, in loan fees.

         For additional information relating to leverage see Note 11.


5.       Investment Advisory Fee

         The Investment Adviser provides for the identification, management and liquidation of investments for the Fund. As compensation for services rendered to the Fund, the Investment Adviser receives a quarterly fee at the annual rate of 1% of assets under management (net offering proceeds, reduced by cumulative capital reductions, plus outstanding bank borrowing as specified in the Fund's Partnership Agreement), with a minimum annual fee of $1.2 million. The Investment Advisory Fee is calculated and paid quarterly, in advance. For the years ended December 31, 1995, 1994 and 1993, the Fund paid $2,770,934, $3,652,538, and $4,059,408 respectively, in Investment Advisory Fees to Thomas
H. Lee Advisors I.


6.       Fund Administration Fee and Expenses


         ML Fund Administrators Inc. (the "Fund Administrator"), an affiliate of the Managing General Partner, performs the operational and administrative services necessary for the management of the Fund. As compensation for its services, the Fund Administrator is entitled to receive from the Fund an annual amount equal to the greater of $400,000 or 0.45% of the Net Proceeds Available for Investments subject to certain reductions as specified in the Fund's Partnership Agreement. Beginning October 19, 1995, the Fund Administration Fee changed to an annual amount equal to $300,000 plus out-of-pocket expenses incurred by the Fund Administrator as discussed below. The Fund Administration Fee is calculated and paid quarterly, in advance. For the years ended December 31, 1995, 1994, and 1993, the Fund paid $1,330,212, $1,843,907, and $1,874,739 respectively, in Fund Administration Fees.

         For the period ending October 19, 1995, the Fund's expenses for accounting, audits, printing, tax preparation and other administrative services ("out-of-pocket expenses") (excluding the costs of bonding and extraordinary legal expenses) were paid by the Fund Administrator. Beginning October 19, 1995, in accordance with Partnership Agreement, the Fund Administrator is being reimbursed by the Fund for 100% of the out-of-pocket expenses incurred. Total out-of-pocket expenses incurred by the Fund were $171,150.

7.       Independent General Partners' Fees and Expenses


         As compensation for services rendered to the Fund, each of the three Independent General Partners receives $40,000 annually in quarterly installments, $1,000 for each meeting of the General Partners attended and $1,000 for each committee meeting attended ($500 if a committee meeting is held on the same day as a meeting of the General Partners) plus reimbursement for any legal and out-of-pocket expenses. Compensation for the Independent General Partners is reviewed annually by the Individual General Partners.


         For the years ended December 31, 1995, 1994 and 1993, the Fund incurred $303,527, $284,682, and $242,459, respectively, in Independent General Partners' Fees and Expenses.


8.       Investment Transactions

     On November 23, 1994, in connection with the financial restructuring of Chadwick-Miller, Inc. and its holding company, CMI Holding Corp., the Fund's $5,000,000 14.75% Senior Note was redeemed. The proceeds received were $5 million, however, as of December 31, 1995, $3.1 million is classified as restricted cash and remains held in escrow until certain leasing consents are obtained from store landlords.

     On January 26, 1995, the Fund sold its 14.25% Chiat/Day Acquisition, Inc. Senior Subordinated Note, plus accrued interest, for $5,390,850, which resulted in a realized loss of $49,981 to the Fund.

     In March, 1995, a bankruptcy court judge confirmed the reorganization plan for Hillsborough Holding Corporation, which emerged from bankruptcy as Walter Industries, Inc. As a result, the Fund exchanged its $12 million principal amount of Subordinated Debt for $490,000 in cash, 435,569 shares of Common Stock, and a 12.19% Senior Note in the principal amount of $2,527,000 from Walter Industries (all of which are considered the "qualified securities"). Subsequent to receiving the qualified securities, the Fund sold the 12.19% Senior Note for proceeds of $2.6 million. All cash proceeds received in connection with the Hillsborough reorganization plan and the sale of the Senior Note have reduced the cost basis of the remaining investment held by the Fund.


         In the first quarter of 1995, the Fund sold its entire investment in Omega Wire, Inc. and received total proceeds of $41.1 million of which $1.1 million is being held in escrow at December 31, 1995. The Fund recognized a gain of the sale of $25.8 million.

     On April 27, 1995, Petco completed a public offering of approximately 3.6 million shares of Common Stock (the "Petco Offering") at a net price of $19.71 per share. Of the shares sold, approximately 2.4 million shares were offered by Petco and approximately 1.2 million were offered by certain existing shareholders, including the Fund. As part of the Petco Offering, the Fund sold 1,009,638 shares (including shares sold as a result of the exercise of the underwriters' overallotment option on May 26, 1995), representing 51% percent of its Petco holdings. The Fund received proceeds of $19,902,489 and realized a gain of $3,606,557 on the sale of such stock.


     In connection with the public offering of 20 million shares of GNC Common Stock, together with a 15% overallotment option to the underwriters on July 19, 1995, the Fund sold 6,040,424 shares of common stock at a net price per share of $16.8875 (all share amounts and prices herein have been adjusted to reflect a 2-for-1 stock split which occurred on October 17, 1995). The Fund also sold 846,908 common stock purchase warrants at a net price per warrant of $14.3875 (the net price per share less the $2.50 per warrant exercise price). Proceeds from the sales totaled over $114 million with an original cost of $29.5 million and resulted in realized gains of $84.7 million. Following that GNC offering, the Fund converted all of its remaining GNC Convertible Subordinated Notes into Common Stock. On February 7, 1996, GNC effected an additional public offering pursuant to which the Fund sold its entire remaining investment in GNC. See Note 16 for further information.

     On November 1, 1995, pursuant to an Agreement and Plan of Merger, (the "Agreement") Duro-Test Corporation effected a merger pursuant to which Duro-test was acquired by a third party for approximately $33 million. Proceeds received by the Fund from this merger were $4.6 million of which $1,758,974 is being held in escrow in accordance with the Agreement for potential indemnification costs. The Fund realized a loss on the investment of $34,048,501.


         In December, 1995, the Fund sold its common stock investment in SFX Broadcasting, Inc. and received proceeds of $743,875 resulting in a realized loss of $4,136,253.


     For the year ended December 31, 1995, the net proceeds from the sales of Mezzanine Investments aggregated $187,601,779. This resulted in a net realized gain of $75,808,174 from investments during the year ended December 31, 1995. For additional information, please refer to the Supplemental Schedule of Realized Gains and Losses (Schedule 1 - page 46).

         At December 31, 1995, the Fund had a total of $223,694,546 (including $1,122,216 of payment-in-kind notes and $6,485,801 of payment-in-kind equity which excludes subordinated notes placed on non-accrual status) invested in Mezzanine Investments, representing $214,098,103 Managed and $9,596,443 Non-Managed portfolio investments.


         The Fund invests primarily in high-yield private placement securities, and therefore, the risk of loss upon default by an issuer is greater than with investment grade securities because high-yield securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, high-yield issuers usually have higher levels of indebtedness and are more sensitive to adverse economic conditions.


         Although the Fund cannot eliminate the risks associated with its investments in high-yield securities, it has procedures in place to monitor continually the risks associated with its investments under a variety of market conditions. Any potential Fund loss would generally be limited to its investment in the portfolio company reflected in the portfolio of investments. See Note 11 for information concerning commitments and guarantees.


         Should bankruptcy proceedings commence, either voluntarily or by action of the court against a portfolio company, the ability of the Fund to liquidate its position or collect proceeds may be delayed or limited.


9.       Unrealized Appreciation and Depreciation of Investments



         For the year ended December 31, 1995, the Fund recorded net unrealized appreciation of $9,920,766 of which $11.9 million was related to net depreciation in market value of publicly traded/underlying publicly traded securities still held by the Fund at December 31, 1995. The Fund's cumulative net unrealized depreciation on investments at December 31, 1995 totaled $12.5 million. This compares to a net unrealized appreciation of $9,271,721 of which $39,243,395 was related to net depreciation in market value of publicly traded/underlying publicly traded securities at December 31, 1994. For the year ended December 31, 1994, the Fund recorded net unrealized appreciation of $91,162,444 of which $113,645,986 was related to net appreciation in market value of publicly traded securities. The changes in appreciation and depreciation were attributed primarily to the fluctuation in market value of GNC Common Stock.


         For additional information, please refer to the Supplemental Schedule of Unrealized Appreciation and Depreciation (Schedule 2 on pages 47-48).

10.      Non-Accrual of Investments



         In  accordance  with  the  Fund's  Accounting   Policy,  the  following
securities have been on non-accrual status since the date indicated:



         -  BeefAmerica, Inc. on July 1, 1990.
         -  Chadwick-Miller, Inc. on January 1, 1993.

11.      Commitments and Guarantees



         On October 12, 1989, the Fund established a $4 million standby letter of credit issued to Citibank as security for part of its loan to BeefAmerica, Inc. On February 28, 1996, this letter of credit was cancelled.


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


    On September 7, 1991, the Fund brought suit in the Court of Common Pleas for the County of Greenville, South Carolina against Deloitte & Touche in connection with Deloitte & Touche's audit opinions on the financial statements of Emb-Tex Corporation, formerly an operating subsidiary of a portfolio company of the Fund. The Fund contends that the value of Emb-Tex Corporation's inventory and operating income were substantially overstated in its financial statements. The Fund seeks actual and punitive damages in connection with the loss of its aggregate $18 million investment. Deloitte & Touche obtained a summary judgment in its favor and the Fund pursued an appeal in the Appellate Courts of South Carolina. On August 21, 1995, the South Carolina Court of Appeals reversed the summary judgment ruling and remanded the case for trial. On September 11, 1995, Deloitte & Touche filed a petition for rehearing with the Court of Appeals which is pending.

     On October 18, 1991, one Limited Partner of the Fund commenced a class action in the Supreme Court of the State of New York in the County of New York, on behalf of a class of all Limited Partners of record during 1990 or their successors in interest, against the Fund's Managing General Partner, Individual General Partners, Investment Adviser and certain of their affiliates. The complaint alleges that the defendants breached the Fund's Partnership Agreement in 1990 by causing the Fund to pay $7,554,855 in incentive compensation to the Managing General Partner with respect to that year. The complaint seeks monetary damages in the amount of $7,554,855, together with interest, and other relief. The defendants believe that the claim is without merit and sought to have it dismissed. The court denied the defendants' motion for summary judgment, and the defendants filed an interlocutory appeal to the New York Supreme Court, Appellate Division, which was denied. Thereafter, defendants moved to decertify the class and that motion was denied. A trial was held in late January, 1995. The Fund may be obligated to indemnify and advance litigation expenses to one or more of the defendants under the terms and conditions of various indemnity provisions of the Fund's Partnership Agreement and separate indemnification agreements. The Fund has advanced litigation expenses to the indemnified parties based upon amounts which are deemed reimbursable in accordance with the indemnification provisions and has included these amounts in professional fees. Please see Note 16 for further information.

    On October 14, 1993, a Limited Partner commenced a putative class action in the U.S. District Court for the District of Delaware, purportedly on behalf of all persons who purchased limited partnership interests in the Fund between August 12, 1987 and the date of filing of the complaint, against the Fund, the Managing General Partner, the Individual General Partners, the Investment Adviser to the Fund and certain named affiliates of such persons. As amended, the complaint alleges that the defendants operated the Fund, and caused it to make certain investments, for the benefit of some or all of the defendants at the expense of the Fund's Limited Partners in breach of defendants' fiduciary and contractual duties to the Limited Partners, thereby violating federal securities laws applicable to the Fund and its affiliates under the Investment Company Act of 1940, as amended, as well as Delaware state law. By Order dated September 30, 1994 and Opinion dated October 14, 1994, the court granted in part and denied in part defendants' motion to dismiss the amended complaint, dismissing plaintiff's claims with respect to several investments as time-barred and dismissing all claims for aiding and abetting liability under the Investment Company Act of 1940. The plaintiff thereafter filed a second amended complaint on November 3, 1995 raising additional allegations in connection with certain transactions by the Fund, and alleging that defendants violated the Investment Company Act of 1940 and Delaware state law. The plaintiff seeks an accounting, rescission, rescissory or actual damages and punitive damages. The defendants in this action believe that the claims are without merit and have moved to dismiss them. Whether or not the plaintiff prevails on any remaining claims, the Fund may be obligated to indemnify and advance litigation expenses to certain of the defendants under the terms and conditions of various indemnity provisions in the Fund's Partnership Agreement and separate indemnification agreements, and the amounts of such indemnification and expenses could be material. The outcome of this case is not determinable at this time. The Fund has incurred litigation expenses which are recorded in professional fees.

13.      Related Party Transactions


         Certain of the Mezzanine Investments and Bridge Investments which were made by the Fund involve co-investments with entities affiliated with the Investment Adviser. Such co-investments are generally prohibited absent exemptive relief from the Securities and Exchange Commission (the "Commission"). As a result of these affiliations and the Fund's expectation of engaging in such co-investments, the Fund sought an exemptive order from the Commission allowing such co-investment, which was received on September 23, 1987. An additional exemptive order allowing co-investment with ML-Lee Acquisition Fund II, L.P. ("Fund II") and ML-Lee Acquisition Fund (Retirement Accounts) II, L.P. ("Retirement Fund") was received from the Commission on September 1, 1989. The Fund's investments in Managed Companies, and in certain cases its investments in Non-Managed Companies, typically involve the entry by the Fund and other equity security holders into stockholders' agreements. While the provisions of such stockholders' agreements vary, such agreements may include provisions as to corporate governance, registration rights, rights of first offer or first refusal, rights to participate in sales of securities to third parties, rights of majority stockholders to compel minority stockholders to participate in sales of securities to third parties, transfer restrictions, and preemptive rights.

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


         During 1995 the Managing General Partner received cash distributions in the amount of $1,869,241 representing its 1% interest in the Fund.


14.      Reserves


     In February 1993, the Fund established a $15 million reserve to provide funds for follow-on investments and to pay expenses. As of December 31, 1995, the reserve balance was reduced to approximately $3.1 million due to follow-on investments in CMI Holding Corp., Diet Center Inc., Duro-Test, Health o meter and Petco of $2.3 million, $444,861, $2.6 million, $3.3 million and $529, respectively, along with a distribution to partners in the second quarter of 1993 of $424,264 and a payment of $2.9 million to First Chicago to pay down the Fund's loan.

15.      Income Taxes (Statement of Financial Accounting Standards No. 109)

       No provision for income taxes has been made because all income and losses are allocated to the Fund's partners for inclusion in their respective tax returns.

         Pursuant to the Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes, the Fund is required to disclose any difference in the tax basis of the Fund's assets and liabilities versus the amounts reported in the financial statements. Generally, the tax basis of the Fund's assets approximate the amortized cost amounts reported in the financial statements. This amount is computed annually and as of December 31, 1995, the tax basis of the Fund's assets are less than the amounts reported in the financial statements by $4,799,251. This difference is primarily attributable to unrealized appreciation and depreciation recorded on investments which has not been recognized for tax purposes.

16.      Subsequent Events


     As discussed in Note 12, one Limited Partner in the Fund, brought as a class action suit against Mezzanine Investments, L.P., the Fund's Managing General Partner (the "MGP"); ML Mezzanine Inc., the MGP's general partner; the Fund's four Individual General Partners; and Merrill Lynch & Co., Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, affiliates of ML Mezzanine Inc., claiming that defendants had breached the Fund's Amended and Restated Agreement of Limited Partnership (the "Limited Partnership Agreement") by incorrectly computing the priority return to Limited Partners under the Fund's Limited Partnership Agreement and improperly paying incentive distributions ("MGP Distributions") to the Fund's MGP.

     The Court found that the MGP Distributions for the fourth quarter of 1989 through the fourth quarter of 1990 were paid in violation of the Limited Partnership Agreement and as a result, held the General Partners and ML Mezzanine Inc. liable for repayment to the plaintiff class of $6,627,752 of excessive distributions, plus interest. The Court's decision dismissed Merrill Lynch & Co., Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated because they were not parties to the Fund's Limited Partnership Agreement. On February 21, 1996, ML Mezzanine Inc. moved to amend the Court's decision to dismiss it. Defendants' are considering the impact of the Court's decision on the administration of the Fund. Defendants' time to appeal the decision has not yet expired and defendants intend to appeal. The Fund filed a form 8-K on March 4, 1996 disclosing the Court's decision.

     On February 7, 1996, the Securities and Exchange Commission declared effective a Registration Statement Filed by GNC in connection with the sale of up to 17,994,176 shares of GNC Common Stock, including 1,635,834 shares which were sold pursuant to the Underwriters' over-allotment option. Of such shares, 16,358,342 were offered by certain selling shareholders of GNC, including the Fund, and the 1,635,834 subject to the Underwriters' over-allotment option were offered by GNC. The Fund sold its entire remaining investment in GNC for total proceeds of $101 million or $20.7475 per share and realized a gain of $87.9 million. These proceeds will be distributed to Limited Partners on or about March 29, 1996.

     On February 8, 1996, the Individual General Partners approved the fourth quarter 1995 cash distribution totalling $5,391,914 which consists of $6,722,994 return of capital from the sale of Mezzanine Investments and $76,626 of net investment income from Temporary Investments, offset by a net investment loss of $1,407,706 for Mezzanine Investments. The total amount distributed to Limited Partners was $5,338,005, or $10.95 per Unit. The Managing General Partner received $53,909 in proportion to its 1% interest in the Fund. The distributions were made on February 14, 1996.

     On February 22, 1996, the Fund sold its entire remaining investment in SFX Broadcasting Inc., consisting of 8,667 shares of common stock purchase warrants, to Sillerman Communications Management Corporation for net proceeds of $14.50 per share which resulted in a gain of $125,672 to the Fund.


                                   SCHEDULE 1
                          ML-LEE ACQUISITION FUND, L.P.

                SUPPLEMENTARY SCHEDULE OF REALIZED GAINS (LOSSES)
                      FOR THE YEAR ENDED DECEMBER 31, 1995
                             (DOLLARS IN THOUSANDS)

SECURITY                                       Number of         Investment     Proceeds     Gain/(Loss)
                                             Shares/Principal                                   Cost


Chiat/Day, Inc. Advertising
    Sr. Subordinated Note                      $    5,000        $   5,000      $  4,950     $    (50)

Hillsborough Holdings Corporation
    Common Stock                                   20,568              103            17          (86)

Omega Wire, Inc.
    Sr. Subordinated Note                      $   15,000           15,000        15,900          900
    Common Stock                                   80,000              320        25,227       24,907

Petco Animal Supplies Inc.
    Common Stock                                1,009,638           16,296        19,903        3,607

General Nutrition Companies, Inc.
    Jr. Convertible Subordinated Note          $   29,477           29,477       102,007       72,530
    Common Stock Purchase Warrants                423,454               --        12,185       12,185

Celebrity, Inc.
    Common Stock                                    5,769               75            75           --

Duro-Test Corporation
    Preferred Stock                                26,178            2,618         2,618           --
    Common Stock                                6,153,420           36,045         1,996      (34,049)

SFX Broadcasting, Inc.
    Common Stock                                   26,000            4,880           744       (4,136)


Total for the Twelve Months ended                                ---------     ---------     ---------
December 31, 1995                                                $ 109,814     $ 185,622     $  75,808
                                                                 =========     =========     =========

                                   SCHEDULE 2
                          ML-LEE ACQUISITION FUND, L.P.
       SUPPLEMENTARY SCHEDULE OF UNREALIZED APPRECIATION AND DEPRECIATION
                     FOR THE PERIOD ENDED DECEMBER 31, 1995
                             (DOLLARS IN THOUSANDS)

                                                       Total Unrealized
                                                         Appreciation           Unrealized Appreciation (Depreciation) for
                                                        (Depreciation)
                                    Investment    Fair    December 31  December 31 December 31 December 31 December 31  December 31,
SECURITY                               Cost       Value      1995         1995        1994       1993        1992       1991 & Prior
-----------------------------------  --------   --------   --------     --------    -------    --------    --------    --------

PUBLICLY TRADED/UNDERLYING
  SECURITY PUBLICLY TRADED:

Celebrity, Inc.
  Common Stock*                       $    150   $     66   $    (84)   $     65    $     47    $   (188)   $     (8)   $     --

General Nutrition Companies, Inc.
  Common Stock                          13,759    112,787     99,028     (16,426)     (7,993)    123,447          --          --
  Warrants                                  --         --         --     (10,163)        212       9,951

Health o meter
  Common Stock*                          4,552      5,666      1,114         293      (5,291)         --       6,112          --


Petco Animal Supplies, Inc.
  Common Stock                          15,846     28,716     12,870      16,137      (3,267)         --          --          --

Playtex Products, Inc.
  Common Stock                           3,255     10,547      7,292         528     (10,319)     (4,466)         --      21,549

Stanley Furniture Company
  Preferred Stock                           --         --         --                                          13,000     (13,000)
  Common Stock                          33,522     21,404    (12,118)     (5,351)     (9,030)     15,263      (9,400)     (3,600)

Walter Industries, Inc.
  Subordinated Note                         --         --         --       6,000          --          --          --      (6,000)
  Common Stock                           8,877      5,721     (3,156)     (3,053)         --          --          --        (103)
                                                             -------     -------    --------    --------    --------    --------

TOTAL UNREALIZED APPRECIATION
  (DEPRECIATION) FROM PUBLICLY
  TRADED/UNDERLYING SECURITIES
  PUBLICLY TRADED                                          $ 104,946   $ (11,970)  $(35,641)   $ 144,007     $ 9,704    $ (1,154)
                                                           ---------   ---------   --------    ---------     -------    --------
NONPUBLIC SECURITIES:

BeefAmerica Inc.

  Senior Subordinated Note            $ 20,000   $ 10,000   $(10,000)         --         --    $ (10,000)          --   $     --
  Subordinated Notes                    38,928         --    (38,928)         --         --      (20,000)     (18,928)        --
  Preferred Stock                       40,050         --    (40,050)         --         --           --          (50)   (40,000)
  Common Stock                           2,000         --     (2,000)         --         --           --           --     (2,000)

Chadwick-Miller, Inc.
  Common Stock                          16,652     14,845     (1,807)         --         --       (1,807)          --         --


                                   SCHEDULE 2
                          ML-LEE ACQUISITION FUND, L.P.
       SUPPLEMENTARY SCHEDULE OF UNREALIZED APPRECIATION AND DEPRECIATION
                     FOR THE PERIOD ENDED DECEMBER 31, 1995
                             (DOLLARS IN THOUSANDS)

                                                      Total Unrealized
                                                       Appreciation             Unrealized Appreciation (Depreciation) for
                                                      (Depreciation)
                                  Investment     Fair  December 31, December 31, December 31, December 31, December 31, December 31,
SECURITY                             Cost       Value     1995        1995           1994          1993        1992     1991 & Prior
--------------------------------   --------    -------  --------    --------      --------      --------    --------    --------

NONPUBLIC SECURITIES (continued):
Magellan Health Service

  Common Stock Warrants            $      4    $     --     $     (4)     $     --   $      --      $  --     $     (4)     $    --


SWO Holdings Corporation

  Common Stock                          250         595          345            --          --         --           --          345

                                                            --------      --------    --------    -------      --------    --------

TOTAL UNREALIZED APPRECIATION
  (DEPRECIATION) FROM
  NONPUBLIC SECURITIES                                      $(92,444)     $     --   $      --   $(31,807)    $(18,982)   $(41,655)
                                                            --------      --------    --------    --------    --------    --------


Unrealized Appreciation/(Depreciation)
  for Investments Sold:


Sold in 1995:

   Omega Wire, Inc.                      --          --           --       (12,971)         --         --           --      12,971

   SFX Broadcasting, Inc.                --          --           --         4,399         143     (4,542)          --          --

   Duro-Test Corporation                 --          --           --        30,463      (3,711)        --       (5,000)    (21,752)

Sold Prior to 1995

   Various                                                        --            --      48,480    (16,496)      30,907     (62,891)


Total Unrealized Appreciation/
                                                            --------      --------    --------   --------     --------   ---------
  (Depreciation) for Investments Sold                             --      $ 21,891    $ 44,912   $(21,038)    $ 25,907   $ (71,672)


 Net Unrealized Appreciation (Depreciation)                $  12,502      $  9,921    $  9,271    $91,162     $ 16,629   $(114,481)
                                                           =========      ========    ========    =======     ========    =========

*   Underlying security publicly traded.

Item 9.  Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure

         None.
                                    PART III


Item 10. Directors and Executive Officers of the Registrant


The Fund

         The information set forth under the caption "Election of General Partners" in the Fund's definitive proxy statement in connection with the 1996 Annual Meeting of Limited Partners to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the "Proxy Statement") is incorporated herein by reference.

Individual General Partners

         The Individual General Partners provide overall guidance and supervision with respect to the operations of the Fund and will perform the various duties imposed on the directors of business development companies by the Investment Company Act.

         The information set forth under the caption "Election of General Partners - Individual General Partners" in the Proxy Statement is incorporated herein by reference.

The Investment Adviser

         The Investment Adviser, pursuant to an investment management agreement among the Investment Adviser, the Thomas H. Lee Company and the Fund dated
September 14, 1987, as amended, is responsible for the identification, management and liquidation of Mezzanine Investments for the Fund.

         The information set forth under the caption "The Management Agreement" in the Proxy Statement is incorporated herein by reference.

The Managing General Partner

         The Managing General Partner is a limited partnership in which ML Mezzanine Inc. is the sole general partner and Thomas H. Lee Advisors I is the limited partner. The Managing General Partner is responsible for the supervision of the Fund's investments.

         The information set forth under the caption "Election of General Partners - Managing General Partner - Information concerning the Managing General Partner" in the Proxy Statement is incorporated herein by reference.

The Fund Administrator

         The Fund Administrator, provides administrative services necessary for the operations of the Fund pursuant to an Administrative Services Agreement between the Fund and the Fund Administrator, dated June 30, 1989.

         The  information  set forth  under the  caption  "Election  of  General
Partners  -  Managing   General  Partner  -  Information   concerning  the  Fund
Administrator" in the Proxy Statement is incorporated herein by reference.

Item 11. Executive Compensation

         The information with respect to compensation of the Individual General Partners set forth under the caption "Election of General Partners - Individual General Partners -- Compensation" in the Proxy Statement is incorporated herein by reference.

         The information with respect to the allocation and distribution of the Fund's profits and losses to the Managing General Partner set forth under the caption "Election of General Partners - Managing General Partner -- Distributions" in the Proxy Statement is incorporated herein by reference.

         The information with respect to the Fund Administration Fee payable to the Fund Administrator set forth under the caption "Election of General Partners Managing General Partner -- The Fund Administrator Fee" in the Proxy Statement is incorporated herein by reference.

         The information with respect to the Management Fee payable to the Investment Advisor (and distributions from the Managing General Partner) set forth under the caption "The Management Agreement - Terms of the Management Agreement -- Management Fee" in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and
                Management

         The information concerning the security ownership of the Individual General Partners set forth under the caption "Individual General Partners" and certain Limited Partners under the caption "Introduction" in the Proxy Statement is incorporated herein by reference.

         There exists no arrangement known to the Fund, the operation of which may at a subsequent date result in a change of control of the Fund.

Item 13. Certain Relationships and Related Transactions

         The information set forth under the captions "Certain Transactions", "Election of General Partners -- Managing General Partner" and "The Management Agreement" in the Proxy Statement is incorporated herein by reference.

                                     PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K.

        (a)     Financial Statements, Financial Statement Schedules and Exhibits

                Financial Statements and Financial Statement Schedules

See Item 8.  "Financial Statements and Supplementary Data-Table of Contents"

           Exhibits
 3.1       Amended and Restated Certificate of      Incorporated by reference to Exhibit
           Limited Partnership, dated as of July    3.1 to Registrant's Annual Report on
           8, 1987.                                 Form 10-K for the year ended December
                                                    31, 1987.

 3.2.1     Amended and Restated Agreement of        Incorporated by reference to Exhibit
           Limited Partnership, dated October 19,   3.2 to Registrant's Annual Report on
           1987 as amended by Amendment No. 1,      Form 10-K for the year ended December
           dated as of November 23, 1987,           31, 1987.
           Amendment
           No. 2 dated as of December 2, 1987.

 3.2.2     Amendment No. 3, dated May 12, 1988      Incorporated by reference to Exhibit
 3.2.3     and Amendment No. 4, dated November      3.2.2 and Exhibit 3.2.3, respectively,
           15, 1988                                 to Registrant's Annual Report on Form
                                                    10-K for the year ended December 31,
                                                    1988.

 3.2.4     Amendment No. 5, dated May 5, 1989 and   Incorporated by reference to Exhibit
           Amendment No. 6, dated June 30, 1989.    3.2.4 to Registrant's Annual Report on
                                                    Form 10-K for the year ended
                                                    December 31, 1989.

10.1.1     Management Agreement, dated September    Incorporated by reference to Exhibit
           14, 1987 by and between Registrant,      10.1.1 to Registrant's Annual Report on
           Thomas H. Lee Advisors, Inc. and         Form 10-K for the year ended December
           Thomas H. Lee                            31, 1987.


10.1.2     Amendment to Management Agreement,       Incorporated by reference to Exhibit
           dated March 18, 1988.                    10.1.2 to Registrant's Annual Report on
                                                    Form 10-K for the year ended
                                                    December 31, 1987.

10.1.3     Notification of Transfer of Limited      Incorporated by reference to Exhibit
           Partnership Interest, dated December     10.1.3 to Registrant's Annual Report on
           29, 1988, given by Thomas H. Lee         Form 10-K for the year ended December
           Advisors, Inc., as Transferor and        31, 1988.
           Thomas H. Lee Advisors I, as
           Transferee, to Mezzanine Investments,
           L.P.

10.1.4     Waiver, Acknowledgment and Consent,      Incorporated by reference to Exhibit
           dated December 29, 1988, of ML           10.1.4 to Registrant's Annual Report on
           Mezzanine Inc.                           Form 10-K for the year ended December
                                                    31, 1988.

10.1.5     Instrument of Assignment and             Incorporated by reference to Exhibit
           Assumption of Management Agreement,      10.1.5 to Registrant's Annual Report on
           dated as of December 29, 1988, among     Form 10-K for the year ended December
           Registrant, Thomas H. Lee Advisors I     31, 1988.
           and Thomas H. Lee Company.

10.2       Demand Note,  dated  September 9,        Incorporated by reference to
           1988, given by  Registrant,              Exhibit 10.2 to  Registrant's
           as Borrower, to The First  National      Current  Report on  Form 8-K
           Bank of Chicago,  as Payee.              filed with the Commission on
                                                    September 27, 1988.



10.3.1     Third Amended  Restated  Pledge          Incorporated by reference to Exhibit
           Agreement, dated August 13, 1991,        10.3.1 to Registrant's Current Report on
           between  the Registrant and the First    Form 8-K filed with the Commission on
           National Bank of Chicago, as agent for   August 26, 1991.
           the Lenders.

10.3.2     Amended  Restated  Custodian  Contract,  Incorporated by reference to Exhibit
           dated  August 13,  1991,  between  the   10.3.2 to Registrant's current report
           Registrant and State Street Bank.        Form 8-K filed with the Commission
                                                    on August 26, 1991.

10.4.1     Amended and Restated Credit Agreement,   Incorporated by reference to Exhibit
           dated August 13, 1991, between the       10.4.1 to Registrant's on Form 8-K filed
           Registrant, certain listed financial     with the Commission on August 26, 1991.
           instructions and the First National
           Bank of Chicago, as Agent.

10.4.2     Amendment No. 1 to Credit Agreement,     Incorporated by reference to Exhibit
           dated February 8, 1993, among the        10.4.2 to Registrant's Annual Report on
           Registrant, certain listed financial     Form 10-K for the year ended December
           institutions and the First National      31, 1992.
           Bank of Chicago, as Agent.

10.4.3     Amendment No. 2 to Credit Agreement,     Incorporated by reference to Exhibit
           dated February 9, 1993, among the        10.4.3 to Registrant's Annual Report on
           Registrant, certain listed financial     Form 10-K for the year ended December
           institutions and the First National      31, 1992.
           Bank of Chicago, as Agent.

10.4.4     Amendment No. 3 to Credit Agreement,     Incorporated by reference to Exhibit
           dated May 21, 1993 among the             10.4.4 to Registrant's Annual Report on
           Registrant, certain listed financial     Form 10-K for the year ended December
           institutions and the First National      31, 1993.
           Bank of Chicago, as Agent.

10.4.5     Amendment No. 4 to Credit Agreement,     Incorporated by reference to Exhibit
           dated October 29, 1993 among the         10.4.5 to Registrant's Annual Report on
           Registrant, certain listed financial     Form 10-K for the year ended December
           institutions and the First National      31, 1993.
           Bank of Chicago, as Agent.

10.4.6     Amendment No. 5 to Credit Agreement,     Incorporated by reference to Exhibit
           dated February 14, 1994 among the        10.4.6 to Registrant's Annual Report on
           Registrant certain listed financial      Form 10-K for the year ended December
           institutions and the First National      31, 1994.
           Bank of Chicago, as Agent.

10.4.7     Fee Letter dated February 7, 1994        Incorporated by reference to Exhibit
           among the Registrant and the First       10.4.7 to Registrant's Annual Report on
           National Bank of Chicago, as Agent.      Form 10-K for the year ended December
                                                    31, 1994.

10.4.8     Amendment No. 6 to Credit Agreement,     Filed herewith.
           dated December 1, 1995 among the
           Registrant,  and the First National
           Bank of Chicago, as Agent.

10.5     Administrative Services Agreement,        Incorporated by reference to Exhibit
         dated June 30, 1989, by and between       10.5 to Registrant's Annual Report on
         Registrant and ML Fund Administrators     Form 10-K for the year ended December
         Inc.                                      31, 1987.

99       Pages 15 through 57 of Prospectus dated   Incorporated  by reference to
         August 12, 1987, filed pursuant to Rule   Exhibit 99 to  Registrant's Annual
         424(b) under the Securities Act of 1933.  Report on Form 10-K for the year ended December 31, 1987.

27       Financial Data Schedule for the year      Filed Herewith.
         ended December 31, 1995.

(b)      - Registrant Filed Forms 8-K with
         respect to the following:
         1)  Sale of Common Stock in
             General Nutrition Company             Filed February 15, 1996.

         2)  Court's Decision in Winston
             v. Mezzanine Investments, L.P.        Filed March 4, 1996.


                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of March 1996.


                                        ML-LEE ACQUISITION FUND, L.P.

                                        By:      Mezzanine Investments, L.P.
                                                 Managing General Partner

                                        By:      ML Mezzanine Inc.
                                                 its General Partner




                                        /s/ Kevin K. Albert
                                        --------------------------------
Dated:  March 27, 1996                  Kevin K. Albert
                                        President, ML Mezzanine, Inc.
                                        a General Partner of Mezzanine
                                        Investments, L.P., the Managing
                                        General Partner

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 27th day of March, 1996.


              Signature                            Title


/s/ Kevin K. Albert                 ML Mezzanine Inc.
Kevin K. Albert                     President and Director
                                    (Principal Executive Officer of Registrant)

/s/ Vernon R. Alden                 Individual General Partner
Vernon R. Alden                     ML-Lee Acquisition Fund, L.P.

/s/ Audrey L. Bommer                ML Mezzanine Inc.
Audrey L. Bommer                    Vice President and Treasurer
                                    (Principal Financial Officer of Registrant)

/s/ Joseph L. Bower                 Individual General Partner
Joseph L. Bower                     ML-Lee Acquisition Fund, L.P.

/s/ Roger F. Castoral, Jr.          ML Mezzanine Inc.
Roger F. Castoral, Jr.              Assistant Treasurer
                                    (Principal Accounting Officer of Registrant)

/s/ Stanley H. Feldberg             Individual General Partner
Stanley H. Feldberg                 ML-Lee Acquisition Fund, L.P.


/s/ Thomas H. Lee                   Individual General Partner
Thomas H. Lee                       ML-Lee Acquisition Fund, L.P.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of March 1996.


                                          ML-LEE ACQUISITION FUND, L.P.

                                          By:      Mezzanine Investments, L.P.
                                                   Managing General Partner

                                          By:      ML Mezzanine Inc.
                                                   its General Partner





Dated:  March 27, 1996                    --------------------------------
                                          Kevin K. Albert
                                          President, ML Mezzanine, Inc.
                                          a General Partner of Mezzanine
                                          Investments, L.P., the Managing
                                          General Partner

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 27th day of March, 1996.


              Signature                           Title


______________________              ML Mezzanine Inc.
Kevin K. Albert                     President and Director
                                    (Principal Executive Officer of Registrant)

______________________              Individual General Partner
Vernon R. Alden                     ML-Lee Acquisition Fund, L.P.

______________________              ML Mezzanine Inc.
Audrey Bommer                       Vice President and Treasurer
                                    (Principal Financial Officer of Registrant)

______________________              Individual General Partner
Joseph L. Bower                     ML-Lee Acquisition Fund, L.P.

______________________              ML Mezzanine Inc.
Roger F. Castoral, Jr.              Assistant Treasurer
                                    (Principal Accounting Officer of Registrant)

______________________              Individual General Partner
Stanley H. Feldberg                 ML-Lee Acquisition Fund, L.P.

______________________              Individual General Partner
Thomas H. Lee                       ML-Lee Acquisition Fund, L.P.



                                  EXIBIT 10.4.8
                 WAIVER AND AMENDMENT NO. 6 TO CREDIT AGREEMENT



         This Waiver and Amendment No. 6 to Credit Agreement ("Amendment 6") is dated as of December 1, 1995 and is made by and among ML-Lee Acquisition Fund, L.P., a Delaware limited partnership (the "Company"), each of the undersigned Lenders and The First National Bank of Chicago, individually and as agent for the Lenders.


                                 R E C I T A L S

         A. The parties hereto are party to a certain Credit Agreement dated as of August 13, 1991 (as amended, the "Credit Agreement"). Each capitalized term used but not otherwise defined herein shall have the meaning ascribed to such term in the Credit Agreement.

         B.  The parties hereto desire to further amend the Credit Agreement.

         NOW, THEREFORE, in consideration of the mutual execution hereof and other good and valuable consideration, the Agent, the Lenders signatory hereto and the Company agree as follows:

     1. Amendments. On the Effective Date (as defined below), the Credit Agreement shall be amended as follows:

         A. The definition of Collateral Coverage Test set fourth in Article 1 of the Credit Agreement shall be deleted in its entirety and the following shall be inserted in substitution therefor:

                  "Collateral Coverage Test" means, on any date of determination, that the ratio of (a) Appraised Value of the Eligible Assets to (b) the outstanding balance of the Obligations exceeds 5.0 to 1.0.

         B. The definition of Total Interest Expense set forth in Article 1 of the Credit Agreement shall be deleted in its entirety and the following shall be inserted in substitution therefor:

                  "Total Interest Expense" means, with respect to any fiscal quarter of the Company, the aggregate amount of all interest expenses paid or payable by the Company during or with respect to such fiscal quarter, as determined in accordance with Agreement Accounting Principles.

     C. Section 6.18 shall be deleted in its entirety and the following shall be inserted in substitution therefor:

                  6.18. Asset Coverage. The Company shall (a) not permit the asset coverage for all borrowings of the Company, after giving effect to the borrowing of the full amount of the Aggregate Commitment, to be less than the minimum amount required under applicable federal and state laws and regulations promulgated thereunder (including, without limitation, Regulation U, Regulation G and Regulation X of the Board of Governors of the Federal Reserve System) or under any authorization of any state administrator regarding the sale of partnership interests in the Company, and (b) maintain at all times a ratio of (I) aggregate Value of all of the Company's Eligible Assets, to (ii) the outstanding principal balance of the obligations, of greater than or equal to 4.0 to 1.0.

     D. The text of Section 6.19 shall be deleted in its entirety and the phrase "Intentionally Omitted" shall be inserted in substitution therefor.

         E. Notwithstanding anything to the contrary contained in the Credit Agreement, the Agent, the Lenders and the Company hereby agree that, from and after December 1, 1995, the Revolving Loan Commitment of all Revolving Loan Lenders shall be reduced to Ten Million Dollars ($10,000,000) in the aggregate.

                  2. Waiver. The Agent and the Lenders hereby waive, effective as of September 30, 1995, all Defaults or Unmatured Defaults existing under the Credit Agreement or the other Loan Documents as of the date hereof as a result of the Company's failure, as of September 30, 1995, to comply with the provisions of Section 6.19 of the Credit Agreement (prior to the effectiveness of the Amendment No. 6) requiring that at least fifty percent (50%) of the Appraised Value of the Pledged Collateral be comprised of the Appraised Value of subordinated notes, cash and Cash Equivalents; provided, however, that this waiver shall not be construed as a continuing waiver of compliance with any of the other terms of the Credit Agreement or any other Loan Document and nothing contained herein shall be deemed to constitute a waiver of any other term or condition contained in the Credit Agreement or any other Loan Document.

                  3. Representations and Warranties. The Company represents and warrants that: (a) the execution, delivery and performance by it of this Amendment No. 6 has been duly authorized by all necessary partnership action and that this Amendment No. 6 is a legal, valid and binding obligation of the Company enforceable against it in accordance with its terms, except as the enforcement thereof may be subject to (I) the effect of any applicable bankruptcy, insolvency, reorganization, moratorium or similar law affecting creditors' rights generally, and (ii) general principles of equity (regardless of whether such enforcement is sought in a proceeding in equity or at law); and
(b) after giving effect to the execution of Amendment No. 6, no Default or Unmatured Default has occurred and is continuing.

     4. Conditions. This Amendment No. 6 shall become effective only upon receipt by the Agent (with sufficient copies for the Lenders) of the following, each in form and substance satisfactory to the Agent, and after the following conditions shall have been satisfied:

     A. Amendment No. 6 executed by the Agent, each of the Required Lenders and the Company.

                  B. Partnership resolutions adopted by Mezzanine and the Individual General Partners (as defined in the Partnership Agreement) of the Company, authorizing the execution and delivery of this Amendment No. 6 by ML Mezzanine on behalf of Mezzanine on behalf of the Company, certified by a duly authorized officer of ML Mezzanine.

     C. Receipt of such other documents as the Agent, any Lender or its counsel may have reasonably requested.

The date upon which all of the above conditions have been satisfied is the "Effective Date." Upon the occurrence of the Effective Date, this Amendment No. 6 shall be deemed to have become effective as of the date first written above.

                  5. Failure of Conditions. In the event that the Effective Date shall not have occurred on or before December 31, 1995, then (a) this Amendment No. 6 shall be of no further force or effect, and (b) the Credit Agreement, the Exhibits and Schedules thereto and the Notes, and all rights and remedies of the Agent and the Lenders in respect thereof shall be unaltered and unaffected as if this Amendment No. 6 had never been entered into.

                  6. Effect of Amendment. Upon execution of this Amendment No. 6 and the occurrence of the Effective Date, each reference in the Credit Agreement to "this Agreement," "hereunder," "hereof," "herein," or words of like import, and each reference to the Credit Agreement in any of the other Loan Documents shall mean and be reference to the Credit Agreement as amended hereby. Except as specifically set forth above, the Credit Agreement, the Exhibits and Schedules thereto and the Notes shall remain unaltered and in full force and effect and the respective terms, conditions or covenants thereof are hereby in all respects ratified and confirmed.

     7. Counterparts. This Amendment No. 6 may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed and delivered shall be deemed to be an original and all of which taken together shall constitute one instrument.

     8. Governing Law. This Amendment No. 6 shall be governed by and construed in accordance with the internal laws (and not the law of conflicts) of the State of Illinois, but giving effect to federal laws applicable to national banks.



                  IN WITNESS WHEREOF, the parties hereto have caused this Amendment No. 6 to be executed by their duly authorized representatives as of the date first written above.



                          ML-LEE ACQUISITION FUND, L.P.



                                          By:  MEZZANINE INVESTMENTS, L.P.,
                                          its Managing General Partner


                                          By: ML MEZZANINE, INC.,
                                          its General Partner


                                          By:  /s/____Audrey L. Bommer_____

                                          Title: __________________________


                                          THE FIRST NATIONAL BANK OF
                                          CHICAGO, Individually and as Agent



                                          By:  /s/_________________________

                                          Title: __________________________