Form 10-Q
period 1996-03-31
ML LEE ACQUISITION FUND L P
filed 1996-05-15
CIK 813343

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1996

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

                          ML-LEE ACQUISITION FUND, L.P.

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

Statements of Assets, Liabilities and Partners' Capital as of March 31, 1996 and December 31, 1995

Statements of Operations - For the Three Months Ended
  March 31, 1996 and 1995

Statements of Changes in Net Assets - For the Three Months Ended
  March 31, 1996 and 1995

Statements of Cash Flows - For the Three Months Ended
  March 31, 1996 and 1995

Statement of Changes in Partners' Capital - March 31, 1996

Schedule of Portfolio Investments - March 31, 1996

Notes to Financial Statements

Supplemental Schedule of Realized Gains and Losses - (Schedule 1)

Supplemental Schedule of Unrealized Appreciation and
  Depreciation - (Schedule 2)

Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations


                           PART II - OTHER INFORMATION



Item 1.  Legal Proceedings

Item 6.  Exhibits and Reports on Form 8-K

                          ML-LEE ACQUISITION FUND, L.P.
             STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
                             (DOLLARS IN THOUSANDS)


                                                                   (UNAUDITED)
                                                                 March 31, 1996   December 31, 1995
                                                                ----------------- ------------------

ASSETS:
Investments - Notes 2, 8, 9
  Portfolio Investments at fair value
    Managed Companies (amortized cost $123,362 at March 31,
         1996 and $214,099 at December 31, 1995)                      $  136,144       $    229,416
    Non-Managed Companies (amortized cost $9,597 at March 31,
         1996 and at December 31, 1995)                                    7,054              6,782
    Temporary Investments, at amortized cost (cost $5,611 at
         March 31, 1996 and $7,357 at December 31, 1995)                   5,613              7,370
Cash (of  which $3,596 is restricted at March 31, 1996
         and $6,049 is restricted  at December 31, 1995) - Note 8          3,598              6,054
Prepaid Loan Fees - Notes 2, 4                                             1,496              1,661
Prepaid Expenses                                                               5                116
Receivable for Investments Sold                                           26,000              3,377
                                                                      ==========       ============
TOTAL ASSETS                                                          $  179,910       $    254,776
                                                                      ==========       ============

LIABILITIES AND PARTNERS' CAPITAL:

Liabilities
    Legal and Professional Fees Payable                               $      102       $         60
    Reimbursable Administrative Expenses Payable                             109                171
    Independent General Partner Expenses Payable                              27                 28
    Deferred Interest Income - Note 2                                          -                164
                                                                      ----------       ------------
Total Liabilities                                                            238                423
                                                                      ----------       ------------
Partners' Capital - Note 2
    Managing General Partner                                                 137                884
    Limited Partners (487,489 Units)                                     179,535            253,469
                                                                      ----------       ------------
Total Partners' Capital                                                  179,672            254,353
                                                                      ----------       ------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                               $  179,910       $    254,776
                                                                      ==========       ============

                            See the Accompanying Notes to Financial Statements.

                          ML-LEE ACQUISITION FUND, L.P.
                            STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                   For the 3 Months Ended
                                               ------------------------------
                                                  March 31,       March 31,
                                                     1996            1995
                                               --------------  --------------
INVESTMENT INCOME - Notes 2, 8, 10:
Interest                                         $        297     $     2,331
Discount                                                  752             157
Dividend & Other Income                                   167               -
                                                 ------------  --------------
    TOTAL INCOME                                        1,216           2,488
                                                 ------------  --------------
EXPENSES:
Investment Advisory Fee - Note 5                          480             741
Fund Administration Fee - Note 6                           74             422
Loan Fees - Notes 2, 4                                    173             182
Independent General Partners' Fees and
  Expenses - Note 7                                        67              99
Legal and Professional Fees                               387           1,200
Insurance Expense                                           2               2
                                                 ------------  --------------
    TOTAL EXPENSES                                      1,183           2,646
                                                 ------------  --------------
NET INVESTMENT INCOME (LOSS)                               33            (158)
NET REALIZED GAIN ON INVESTMENTS -
     NOTE 8 AND SCHEDULE 1                             37,130          24,527
NET CHANGE IN UNREALIZED APPRECIATION
     (DEPRECIATION) ON INVESTMENTS -
      NOTE 9 AND SCHEDULE 2
        Publicly Traded Securities                    (74,396)           (445)
        Nonpublic Securities                           69,681         (12,868)
                                                 ------------   -------------
             Subtotal                                  (4,715)        (13,313)
                                                 ------------   -------------
NET INCREASE IN NET ASSETS RESULTING
  FROM OPERATIONS                                $     32,448   $      11,056
                                                 ============   =============

            See the Accompanying Notes to Financial Statements.


                          ML-LEE ACQUISITION FUND, L.P.
                       STATEMENTS OF CHANGES IN NET ASSETS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                    For the 3 Months Ended
                                                ------------------------------
                                                   March 31,       March 31,
                                                     1996            1995
                                                -------------  ---------------
FROM OPERATIONS:
Net Investment Income (Loss)                      $       33      $      (158)
Net Realized Gain on Investments                      37,130           24,527
Net Change in Unrealized (Depreciation)
  Appreciation on Investments                         (4,715)         (13,313)
                                                  ----------      -----------
Net Increase in Net Assets Resulting
  from Operations                                     32,448           11,056
Cash Distributions to Partners                      (107,129)          (7,603)
                                                  ----------      -----------
Total Increase (Decrease)                            (74,681)           3,453
NET ASSETS:
Beginning of Period                                  254,353          356,699
                                                  ----------      -----------
End of Period                                     $  179,672      $   360,152
                                                  ==========      ===========

              See the Accompanying Notes to Financial Statements.


                          ML-LEE ACQUISITION FUND, L.P.
                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                            For the 3 Months Ended
                                                       -------------------------------
                                                          March 31,       March 31,
Increase (Decrease) in Cash and Cash Equivalents            1996             1995
                                                       --------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Interest, Dividends and Discount Income                $     1,064       $   2,771
  Investment Advisory Fee                                       (480)           (741)
  Fund Administration Fee                                        (74)           (422)
  Legal and Professional Fees                                   (235)         (1,193)
  Loan Fees and Expenses                                          (8)            (34)
  Independent General Partners' Fees and Expenses                (68)            (84)
  (Purchase) Sale of Temporary Investments, Net                1,746         (38,867)
  Reimbursable Administrative Expenses                           (62)              -
  Proceeds from Sale of Portfolio Company Investments        102,790          46,177
                                                         -----------       ---------
    Net Cash Provided by Operating Activities                104,673           7,607
                                                         -----------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash Distributions to Partners                            (107,129)         (7,603)
                                                         -----------       ---------
    Net Cash Applied to Financing Activities                (107,129)         (7,603)
                                                         -----------       ---------
  Net Increase (Decrease) in Cash                             (2,456)              4
                                                         -----------       ---------
  Cash at Beginning of Period                                  6,054           3,442
                                                         -----------       ---------
   Cash at End of Period                                 $     3,598       $   3,446
                                                         ===========       =========

                RECONCILIATION OF NET INVESTMENT INCOME (LOSS) TO
                    NET CASH PROVIDED BY OPERATING ACTIVITIES

Net Investment Income (Loss)                             $        33       $    (158)
                                                         -----------       ---------
Adjustments to Reconcile Net Investment Income (Loss)
    to Net Cash Provided by Operating Activities:
  (Increase) Decrease in Investments                          90,030         (18,444)
  (Increase) Decrease in Receivable for Investments          (22,624)          1,227
     Sold
  (Increase) Decrease in Accrued Interest,
     Dividend and Discount Receivables                          (152)            283
  Decrease in Prepaid Expenses                                   276             166
  Increase (Decrease) in Independent General Partner
     Fees Payable                                                 (1)             15
  Increase (Decrease) in Reimbursable Administrative
     Expenses Payable                                            (62)              -
  Increase (Decrease) in Legal and Professional Fees
     Payable                                                      43              (9)
  Net Realized Gain on Investments                            37,130          24,527
                                                         -----------       ---------
Total Adjustments                                            104,640           7,765
                                                         -----------       ---------
Net Cash Provided by Operating Activities                $   104,673       $   7,607
                                                         ===========       =========


             See the Accompanying Notes to Financial Statements.

                          ML-LEE ACQUISITION FUND, L.P.
                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                              (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                           Managing
                                                           General       Limited
                                                           Partner      Partners        Total
                                                         ------------  ------------  -------------


For the Three Months Ended March 31, 1996
Partners' Capital at January 1, 1996                       $     884    $  253,469     $  254,353
Allocation of Net Investment Income                                -            33             33
Allocation of Net Realized Gain on Investments                   371        36,759         37,130
Allocation of Net Change in Unrealized Depreciation              (47)       (4,668)        (4,715)
Cash Distributions to Partners                                (1,071)     (106,058)      (107,129)
                                                           ---------    ----------     ----------
Partners' Capital at March 31, 1996                        $     137    $  179,535     $  179,672
                                                           =========    ==========     ==========



                             See the Accompanying Notes to Financial Statements.

                                              ML-LEE ACQUISITION FUND, L.P.
                                            SCHEDULE OF PORTFOLIO INVESTMENTS
                                                     MARCH 31, 1996
                                                  (DOLLARS IN THOUSANDS)
                                                       (UNAUDITED)
  Principal                                                                                                       Fair      % Of
   Amount/                                                                                Investment Investment  Value      Total
   Shares           Investment                                                              Date      Cost (f)  (Note 2) Investments
                    MEZZANINE INVESTMENTS
                    MANAGED COMPANIES

                    ALLIANCE INTERNATIONAL GROUP, INC. (a)(e) - Note 11
$10,810             Alliance International Group, Sub. Note 10% due 12/31/97(c)            12/31/87   $10,810    $10,810
$267                Alliance International Group, Def. Int. Note 10% due 03/30/97(c)(h)    03/31/93       267        267
$276                Alliance International Group, Def. Int. Note 10% due 12/31/97(c)(h)    06/30/93       276        276
$286                Alliance International Group, Def. Int. Note 10% due 12/31/97(c)(h)    09/30/93       286        286
$293                Alliance International Group, Def. Int. Note 10% due 12/31/97(c)(h)    12/31/93       293        293
5,016 Shares        Alliance International Group, Cumulative Redeemable Preferred Stock(d) 04/22/91       502        502
110,000 Shares      Alliance International Group, Cumulative Preferred Stock(d)(h)         12/31/92    11,000     11,000
250,800 Shares      Alliance International Group, Common Stock(d)                          12/31/87     1,951      1,951
15,228.43 Warrants  Alliance International Group, Common Stock Purchase Warrants(d)        03/28/89         0 (i)      0(i)
62,700 Warrants     Alliance International Group, Common Stock Purchase Warrants(d)        04/22/91         0          0
657,614.21 Warrants Alliance International Group, Common Stock Purchase Warrants(d)        12/31/92         0          0
50,000 Warrants     Alliance International Group, Common Stock Purchase Warrants(d)        various          0 (i)      0(i)
                     (52.5% of fully diluted common equity assuming exercise of warrants)
                      19,200  Shares Common Stock
                      Purchased  12/31/87             $149
                      Sold  01/30/89-9,600 Shares     $107
                      Sold  01/02/90-9,600 Shares     $147
                      Realized Gain                   $105                                             25,385     25,385      17.06
                                                                                                       ------     ------

               See the Accompanying Notes to Financial Statements.


                                       ML-LEE ACQUISITION FUND, L.P.
                                    SCHEDULE OF PORTFOLIO INVESTMENTS
                                             MARCH 31, 1996
                                        (DOLLARS IN THOUSANDS)
                                              (UNAUDITED)


  Principal                                                                                                 Fair      % Of
   Amount/                                                                           Investment Investment  Value     Total
   Shares        Investment                                                             Date     Cost (f) (Note 2) Investments
                 BEEFAMERICA, INC. (a) (e) - Notes 8,9
$14,000          BAOC Acquisition, Inc. Sr. Preferred Stock 10% due 04/01/01 (c)(g)     09/09/88  $14,000   $5,800
$10,000          BAOC Acquisition, Inc. Jr. Preferred Stock 4% due 04/01/01 (c)(g)      09/09/88   10,000    4,200
                  $1,072 15% Sub. Nt.
                  Purchased 09/9/88                     $ 1,072
                  Redeemed 02/20/92                     $ 1,072
                  Realized Gain                         $     0
                  Preferred Stock
                  Purchased 09/9/88                     $ 2,700
                  Redeemed 02/20/92                     $ 2,700
                  Realized Gain.                        $     0
                  $41,997 15.5% Sr.Sub Interim Nt
                  Purchased 09/9/88                     $20,000
                  $80,951 15% Sub Nt
                  Purchased 09/9/88                     $38,928
                  Exchanged 03/29/96 for
                  Cash Proceeds                         $26,000
                  10% Sr Pref Stk                       $14,000
                  4% Jr Pref Stk                        $10,000
                  Reailzed Loss                         $(8,928)
                  5661.11 Shares Class A Pref. Stk
                  Purchased 04/10/91                    $40,050
                  Received 03/29/96                     $     0
                  Realized Loss                        $(40,050)
                  51,000 Shares Common Stk
                  Purchased various                     $ 2,000
                  Received 03/29/96                     $     0
                  Realized Loss                         $(2,000)
                  Total Net Realized Loss              $(50,978)                                  24,000    10,000       6.72


               See the Accompanying Notes to Financial Statements.


                                         ML-LEE ACQUISITION FUND, L.P.
                                      SCHEDULE OF PORTFOLIO INVESTMENTS
                                               MARCH 31, 1996
                                          (DOLLARS IN THOUSANDS)
                                                (UNAUDITED)

  Principal                                                                                         Fair       % Of
   Amount/                                                         Investment    Investment        Value        Total
   Shares      Investment                                             Date         Cost (f)         (Note 2)   Investments
               CELEBRITY, INC. - Note 9
11,539 Shares  Celebrity, Inc. Common Stock(b)(k)                    06/16/92      $   150        $   53
                 (0.2% of fully  diluted  common  equity)
                 5,769 Shares of Common Stock
                 Purchased  06/16/92           $75
                 Sold 09/29/93                 $75
                 Realized Gain                 $ 0
                 5,769 Shares of Common Stock
                 Purchased  06/16/92           $75
                 Sold 09/19/94                 $75
                 Realized  Gain                $ 0
                 5,769  Shares Common Stock
                 Purchased 06/16/92            $75
                 Sold 09/19/95                 $75
                 Realized Gain                 $ 0
                 Total Realized Gain           $ 0                                     150            53          0.04


               See the Accompanying Notes to Financial Statements.


                                     ML-LEE ACQUISITION FUND, L.P.
                                   SCHEDULE OF PORTFOLIO INVESTMENTS
                                            MARCH 31, 1996
                                       (DOLLARS IN THOUSANDS)
                                             (UNAUDITED)

  Principal                                                                                                   Fair        % Of
   Amount/                                                                    Investment    Investment        Value       Total
   Shares         Investment                                                    Date         Cost (f)         (Note 2)  Investments
                  CHADWICK-MILLER, INC. (a)(e) - Notes 8,9,10,14
189,996 Shares    CMI Holding Corp., Preferred Stock (d)(g)                    12/16/88    $  12,916         $  10,000
192,933 Shares    CMI Holding Corp., Common Stock (d)                          Various         3,736                 0
100,000 Warrants  CMI Holding Corp., Common Stock Warrants (d)                 Various             0                 0
                    (63.6% of fully diluted common equity)
                    35,161 Shares Common Stock
                    Purchased 06/30/93                    $  352
                    Sold 09/03/93                         $  352
                    Realized Gain                         $    0
                    $5,000,000 Senior Note
                    Purchased 12/16/88                    $5,000
                    Sold 11/23/94                         $5,000
                    Realized Gain                         $    0
                    Total Realized Gain                   $    0                             16,652            10,000        6.72


               See the Accompanying Notes to Financial Statements.


                                        ML-LEE ACQUISITION FUND, L.P.
                                     SCHEDULE OF PORTFOLIO INVESTMENTS
                                               MARCH 31, 1996
                                          (DOLLARS IN THOUSANDS)
                                                 (UNAUDITED)

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


               See the Accompanying Notes to Financial Statements.


                                            ML-LEE ACQUISITION FUND, L.P.
                                         SCHEDULE OF PORTFOLIO INVESTMENTS
                                                  MARCH 31, 1996
                                             (DOLLARS IN THOUSANDS)
                                                  (UNAUDITED)


  Principal                                                                                              Fair      % Of
   Amount/                                                                    Investment   Investment    Value      Total
   Shares         Investment                                                    Date        Cost (f)   (Note 2)   Investments
                  HEALTH O METER PRODUCTS, INC. (a)  Notes 9,14
952,500 Shares    Health o meter Products, Inc., Common Stock (d)(k)           04/28/88     $ 1,270   $ 4,763
610,553 Shares    Health o meter Products, Inc., Common Stock (d)(k)           08/17/94       3,282     3,053
                    (14.7% of fully diluted common equity)
                    $16,000 14.50% Subordinated Note
                    Purchased 04/28/88                    $16,000
                    Sold 03/24/92                         $16,000
                    Realized Gain                         $     0
                    187,500 Shares of Common Stock
                    Purchased 04/28/88                    $   250
                    Sold 03/30/92                         $ 2,441
                    Realized Gain                         $ 2,191
                    Total Realized Gain                   $ 2,191                             4,552     7,816       5.25


               See the Accompanying Notes to Financial Statements.


                                        ML-LEE ACQUISITION FUND, L.P.
                                     SCHEDULE OF PORTFOLIO INVESTMENTS
                                             MARCH 31, 1996
                                          (DOLLARS IN THOUSANDS)
                                              (UNAUDITED)

  Principal                                                                                              Fair      % Of
   Amount/                                                                    Investment   Investment    Value      Total
   Shares         Investment                                                    Date        Cost (f)   (Note 2)   Investments
                  PETCO ANIMAL SUPPLIES, INC. (a) - Notes 9,14,16
1,472,622 Shares    Petco Animal Supplies, Inc. Common Stock(d)(h)(k)           Various     $15,846   $  43,933
                    (11.0% of fully diluted common equity)
                    $269 14% Sr. Bridge Note
                    Purchased 11/19/90                     $   269
                    Repaid 04/19/91                        $   269
                    Realized Gain                          $     0
                    $98 14% Sr. Bridge Note
                    Purchased 11/28/90                     $    98
                    Repaid 04/19/91                        $    98
                    Realized Gain                          $     0
                    $2,397 12.65% Sr. Sub. Note
                    Purchased various                      $ 2,397
                    Repaid 03/27/94                        $ 2,397
                    Realized Gain                          $     0
                    1,009,638 Shares Common Stock
                    Purchased various                      $16,296
                    Sold  1,009,638 Shares various 1995    $19,902
                    Realized Gain                          $ 3,606
                    Total Realized Gain                    $ 3,606                           15,846      43,933         29.52


                                    See the Accompanying Notes to Financial Statements.

                                       ML-LEE ACQUISITION FUND, L.P.
                                    SCHEDULE OF PORTFOLIO INVESTMENTS
                                             MARCH 31, 1996
                                       (DOLLARS IN THOUSANDS)
                                              (UNAUDITED)

  Principal                                                                                              Fair      % Of
   Amount/                                                                    Investment   Investment    Value      Total
   Shares         Investment                                                    Date        Cost (f)   (Note 2)   Investments
                    PLAYTEX PRODUCTS, INC. (a) (k) - Note 9
1,406,204 Shares    Playtex Products, Inc., Common Stock(d)(k)                12/28/88     $ 3,255     $ 10,195
                      (2.6%  of  fully  diluted  common   equity)
                      $19,285 15% Subordinated  Notes
                      Purchased   12/28/88                  $19,285
                      Sold 06/30/89                         $19,285
                      Realized  Gain                        $     0
                      3,214,000 Shares Preferred Stock
                      Purchased 12/28/88                    $ 3,214
                      Sold 06/30/89                         $ 3,214
                      Realized  Gain                        $     0
                      2,571,314 Shares Common Stock
                      Purchased  12/28/88                   $ 1,286
                      Sold 06/30/89                         $ 1,286
                      Realized Gain                         $     0
                      $11,250 15% Subordinated Note
                      Purchased  12/28/88                   $11,250
                      Sold 09/28/90                         $11,275
                      Realized Gain                         $    25
                      2,571,314 Shares Common Stock
                      Purchased  12/28/88                   $ 1,286
                      Sold 09/28/90                         $10,512
                      Realized  Gain                        $ 9,226
                      347,209 Shares Common Stock
                      Purchased  12/28/88                   $   174
                      Sold  12/20/91                        $ 1,343
                      Realized Gain                         $ 1,169
                      $71,251 15% Subordinated Notes
                      Purchased  12/28/88                   $71,251
                      Sold 02/01/93                         $71,181
                      Realized Loss                         $   (70)
                      Total Net Realized Gain               $10,350                          3,255       10,195     6.85

                                   See the Accompanying Notes to Financial Statements.

                                       ML-LEE ACQUISITION FUND, L.P.
                                    SCHEDULE OF PORTFOLIO INVESTMENTS
                                             MARCH 31, 1996
                                         (DOLLARS IN THOUSANDS)
                                              (UNAUDITED)

  Principal                                                                                              Fair      % Of
   Amount/                                                                    Investment   Investment    Value      Total
   Shares         Investment                                                    Date        Cost (f)   (Note 2)   Investments
                    STANLEY FURNITURE COMPANY, INC. (a)(e) - Note 9
2,675,552 Shares    Stanley Furniture Co., Inc., Common Stock(d)(h)(k)         Various     $ 33,522    $ 28,762
                      (50.2% of fully diluted common equity)
                      $2,000 Loan participation
                      Purchased 03/12/92                    $2,000
                      Repaid 04/05/93                       $2,000
                      Realized Gain                         $    0                           33,522      28,762      19.33

                      TOTAL INVESTMENT IN MANAGED COMPANIES                                $123,362    $136,144      91.49

                      NON-MANAGED COMPANIES

                    MAGELLAN HEALTH SERVICES, INC.
                   (formerly CHARTER MEDICAL CORPORATION) - Note 9
40,000 Warrants     Charter Medical Corp. Common Stock Purchase Warrants(d)  09/01/88             4           0
                      $5,000 14% Subordinated Notes
                      Purchased 09/01/88                    $5,000
                      Sold 12/05/88                         $5,000
                      Realized Gain                         $    0                                4           0      0.00

                                    See the Accompanying Notes to Financial Statements.


                                      ML-LEE ACQUISITION FUND, L.P.
                                  SCHEDULE OF PORTFOLIO INVESTMENTS
                                            MARCH 31, 1996
                                       (DOLLARS IN THOUSANDS)
                                            (UNAUDITED)


  Principal                                                                                              Fair      % Of
   Amount/                                                                    Investment   Investment    Value      Total
   Shares         Investment                                                    Date        Cost (f)   (Note 2)   Investments

                    SWO HOLDINGS CORPORATION - Note 9
250,000 Shares      SWO Holdings Corp., Common Stock(d)                        11/24/87    $   250     $  595
185,048 Shares      Homeland Holding Corp., Common Stock(d)                    08/10/90        440        440
                      $5,000 15.5% Subordinated Notes
                      Purchased 11/24/87                   $5,000
                      Sold 09/15/88                        $5,075
                      Realized Gain                        $   75                              690      1,035        0.70

                    TLC BEATRICE INTERNATIONAL HOLDINGS, INC.
25,500 Shares       TLC Beatrice Int'l Holdings., Inc., Common Stock(d)        11/30/87         26         26
                      $8,500 13% Subordinated Notes
                      Purchased 11/30/87                    $8,500
                      Sold 08/18/88                         $8,500
                      Realized Gain                         $    0                              26         26        0.02


                                   See the Accompanying Notes to Financial Statements.


                                         ML-LEE ACQUISITION FUND, L.P.
                                      SCHEDULE OF PORTFOLIO INVESTMENTS
                                                MARCH 31, 1996
                                           (DOLLARS IN THOUSANDS)
                                                 (UNAUDITED)

  Principal                                                                                              Fair      % Of
   Amount/                                                                    Investment   Investment    Value      Total
   Shares         Investment                                                    Date        Cost (f)   (Note 2)   Investments

                  WALTER INDUSTRIES, INC. - Note 9
435,569 Shares    Walter Industries, Inc., Common Stock(b)(k)                  01/07/88    $  8,877     $  5,989
326 Shares        Walter Industries, Inc., Common Stock (b)(k)                 09/13/95           0            4
                    (formerly  Hillsborough  Holdings  Corporation)
                     $12,000 17% Note
                     Purchased  1/7/88              $12,000
                     Exchanged  12/1/95  for
                     $490,000  cash
                     435,569 common stock
                     $2,527  12.19% Senior Note
                     Realized  Gain                 $     0
                     $2,527 12.19% Senior Note
                     Received 12/1/95               $ 2,527
                     Sold 12/15/95                  $ 2,527
                     Realized Gain                  $     0

                                                                                              8,877        5,993     4.03

                  TOTAL INVESTMENT IN NON-MANAGED COMPANIES                                $  9,597     $  7,054     4.75

                  SUMMARY OF MEZZANINE INVESTMENTS
                  Subordinated Notes                                                         35,933       21,932    14.74
                  Preferred Stock                                                            24,418       21,502    14.45
                  Common Stock and Warrants                                                  72,609       99,764    67.04
                  TOTAL MEZZANINE INVESTMENTS                                              $132,960     $143,198    96.23


                                            See the Accompanying Notes to Financial Statements.


                                        ML-LEE ACQUISITION FUND, L.P.
                                     SCHEDULE OF PORTFOLIO INVESTMENTS
                                                MARCH 31, 1996
                                           (DOLLARS IN THOUSANDS)
                                                  (UNAUDITED)

  Principal                                                                                              Fair      % Of
   Amount/                                                                    Investment   Investment    Value      Total
   Shares         Investment                                                    Date        Cost (f)   (Note 2)   Investments
                  TEMPORARY INVESTMENTS
$5,611            State Street Repurchase Agreement, 4.875% due 04/01/96       03/29/96  $  5,611   $  5,613

                  TOTAL INVESTMENT IN COMMERCIAL PAPER                                      5,611      5,613        3.77

                  TOTAL TEMPORARY INVESTMENTS                                            $  5,611   $  5,613        3.77

                  TOTAL INVESTMENT PORTFOLIO                                             $138,571   $148,811      100.00%


(a)  Represents investments in Affiliates as defined in the Investment Company Act of 1940.
(b)  Non-income producing security.
(c)  Restricted security.
(d)  Restricted non-income producing security.
(e)  Issuers of which the Fund, as of March 31, 1996, owned more than 25% of the voting securities and which therefore were presumed to be controlled by the
     Fund under the Investment Company Act of 1940 as of such date.
(f)  Represents original cost and excludes accretion of discount of $2 for Temporary Investments.
(g)  Non-accrual investment status.
(h)  Inclusive of receipt of payment-in-kind securities.
(i)  Represents an amount of less than one thousand dollars.
(j)  Publicly traded underlying class of securities.
(k)  Publicly traded class of securities.


               See the Accompanying Notes to Financial Statements.


                      ML-LEE ACQUISITION FUND, L.P.
                      NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 1996
                               (UNAUDITED)

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

     The information presented herein is based on pertinent information available to the Managing General Partner and Investment Adviser as of March 31, 1996. Although the Managing General Partner and Investment Adviser are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time, and especially in light of the fact that the portfolio investments of companies whose equity is publicly traded are valued at the last price available at March 29, 1996, the current estimated fair value of these investments may have changed significantly since that point in time.

Interest Receivable on Investments

    Investments generally will be placed on non-accrual status in the event of a default (after applicable grace period expires) or if the Investment Adviser and the Managing General Partner determine that there is no reasonable assurance of collecting interest.

Payment-In-Kind Securities

    All payment-in-kind securities received in lieu of cash interest payments by the Fund's portfolio companies are recorded at face value (which approximates accrued interest), unless the Investment Adviser and the Managing General Partner determine that there is no reasonable assurance of collecting the full principal amounts of such securities. As of March 31, 1996 and December 31, 1995, the Fund had in its portfolio of investments $1,122,216 of payment-in-kind debt securities. As of March 31, 1996 and December 31, 1995, the Fund had in its portfolio of investments $6,485,801 of payment-in-kind equity securities.

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

Interim Financial Statements

    The financial information included in this interim report as of March 31, 1996 and for the period then ended has been prepared by management without an audit by independent certified public accountants. The results for the period ended March 31, 1996 are not necessarily indicative of the results of the operations expected for the year and reflect adjustments, all of a normal and recurring nature, necessary for the fair presentation of the results of the interim period. In the opinion of Mezzanine Investments, L.P., the Managing General Partner of the Fund, all necessary adjustments have been made to the aforementioned financial information for a fair presentation in accordance with generally accepted accounting principles.

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

4.  Leverage

     The Fund entered into an amended credit agreement, dated as of August 13, 1991 (the "Credit Facilities"), with a lending group led by the First National Bank of Chicago ("First Chicago"), which provided the Fund with a maximum credit facility of $140 million. The Credit Facilities consisted of a $100 million term loan and a $40 million secured revolving credit line. In October of 1993, the Fund amended the credit agreement enabling it to make prepayments of the term loan at any time and without any corresponding reduction to the revolving line of credit. On December 1, 1995 the credit agreement was further amended to reduce the Credit Facilities to $10 million, all of which is available at March 31, 1996. The Credit Facilities will mature on July 31, 1998. Loan advances bear interest at a floating rate equal to the greater of prime plus 1% or the federal funds rate plus 1.5%. The Fund paid down the term loan during the first quarter of 1994. In connection with the Credit Facilities, the Fund has pledged its debt and equity portfolio securities to its lenders.

    In connection with the Credit Facilities, the Fund incurred the following loan fees:

    Nonrecurring loan advisory and loan facility fees of $4,441,580 paid to First Chicago in 1991 in connection with the creation of the credit facility, which are being amortized over the life of the credit facility. The amount expensed for the three months ended March 31, 1996 was $158,939.

    An annual Loan Administration Fee of $25,000 for the administration of the credit facility. The amount expensed for the three months ended March 31, 1996 was $6,217.

    An Unused Commitment Fee of 1/2 of 1% per annum of the unused line of credit. The expense for the three months ended March 31, 1996 was $7,500.

     For the three months ended March 31, 1996 and 1995, the Fund incurred $172,656 and $182,223, respectively, in total loan fees.

5.  Investment Advisory Fee

    The Investment Adviser provides for the identification, management and liquidation of investments for the Fund. As compensation for services rendered to the Fund, the Investment Adviser receives a quarterly fee at the annual rate of 1% of assets under management (net offering proceeds, reduced by cumulative capital reductions, plus outstanding bank borrowing as specified in the Fund's Partnership Agreement), with a minimum annual fee of $1,200,000. The Investment Advisory Fee is calculated and paid quarterly, in advance. For the three months ended March 31, 1996 and 1995, the Fund paid $480,252 and $741,411, respectively, in Investment Advisory Fees to Thomas H. Lee Advisors I.

6.  Fund Administration Fees & Expenses

     ML Fund Administrators Inc. (the "Fund Administrator") (an affiliate of the Managing General Partner) performs the operational and administrative services necessary for the management of the Fund. For the period from October 19, 1991 to October 19, 1995, the Fund Administrator received from the Fund an annual amount equal to the greater of $400,000 or 0.45% of the Net Proceeds Available for Investments subject to certain reductions as specified in the Fund's Partnership Agreement. On October 19, 1995, the Fund Administration Fee changed to an annual fee of $300,000 plus out-of-pocket expenses incurred by the Fund Administrator as described below. The Fund Administration Fee is paid quarterly, in advance. For the three months ended March 31, 1996 and 1995, the Fund paid $74,335 and $421,846, respectively, in Fund Administration Fees.

     For the period ending October 19, 1995, the Fund's expenses for accounting, audits, printing, tax preparation and other administrative services ("out-of-pocket expenses") (excluding the costs of bonding and extraordinary legal expenses) were paid by the Fund Administrator. For the period since October 19, 1995, in accordance with the Partnership Agreement, the Fund
Administrator is being reimbursed by the Fund for 100% of the out-of-pocket expenses incurred.

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

    For the three months ended March 31, 1996 and 1995, the Fund incurred $66,705 and $98,748, respectively, in Independent General Partners' Fees and Expenses.

8.  Investment Transactions

     On November 23, 1994, in connection with the financial restructuring of Chadwick-Miller, Inc. and its holding company, CMI Holding Corp., the Fund's $5,000,000 14.75% Senior Note was redeemed. The net proceeds were $5 million, of which $3.1 million of such proceeds were classified as restricted cash and held in escrow until certain leasing consents are obtained from store landlords. As of March 31, 1996, the Fund has reserved $1.6 million of the amounts held in escrow to allow for potential claims against the escrow proceeds.

     On November 1, 1995, pursuant to an Agreement and Plan of Merger, (the "Agreement") Duro-Test Corporation effected a merger pursuant to which Duro-Test was acquired by a third party for approximately $33 million. Net proceeds to the Fund were $4.6 million of which $1.7 million was classified as restricted cash and held in escrow. As of March 31, 1996 the Fund has reserved approximately $880,000 of the escrow proceeds to allow for potential indemnification costs covered in the Agreement.

     On February 7, 1996, the Securities and Exchange Commission declared effective a Registration Statement filed by GNC in connection with the sale of 17,994,176 shares of GNC Common Stock, which includes 1,635,834 shares which were sold pursuant to the underwriters' over-allotment option. Of such shares, 16,358,342 were offered by certain selling shareholders of GNC, including the Fund and the 1,635,834 subject to the underwriters' over-allotment option were offered by GNC. The Fund sold its entire remaining investment in GNC for total proceeds of $101.7 million or $20.7475 per share and realized a gain of $88 million. These proceeds were distributed to Limited Partners on March 29, 1996.

        On February 22, 1996, the Fund sold its remaining investment in SFX Broadcasting Inc., consisting of 8,667 shares of common stock purchase warrants, to Sillerman Communications Management Corporation for net proceeds of $14.50 per share which resulted in a gain of $125,672 to the Fund.

     On March 29, 1996, BeefAmerica, Inc. ("BeefAmerica"), entered into an agreement whereby BeefAmerica sold all of the capital stock of BeefAmerica Operating Company, Inc.("Opco"), to BAOC Acquisition, Inc. ("BAOC"), a company owned by the President of Opco and certain other investors. Opco was the sole operating asset of BeefAmerica. As a result of such sale, the Fund, as chief creditor of BeefAmerica, received cash proceeds of $26 million, $10 million in Junior Preferred Stock of BAOC, and $14 million in Senior Preferred Stock of BAOC, all of which was received on April 1, 1996. Although a realized loss of $50.98 million was recorded, the Fund had reversed the unrealized depreciation totaling $90.98 million on the investment that was recorded prior to this transaction. Please refer to the Supplemental Schedule of Unrealized Appreciation and Depreciation (Scheduele 2).

    At  March  31,  1996,  the  Fund had a total  of  $132,957,884  invested  in
Mezzanine   Investments   representing   $123,361,442   Managed  and  $9,596,442
Non-Managed portfolio investments.

    For the three months ended March 31, 1996, the proceeds and costs from the sales of investments resulted in net realized gains of $37,129,853. For additional information, please refer to the Supplemental Schedule of Realized Gains and Losses (Schedule 1).

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

9.  Unrealized Appreciation and Depreciation of Investments

    For the three months ended March 31, 1996, the Fund recorded net unrealized depreciation of $4,715,698 and as of this date, the Fund's cumulative net unrealized appreciation on investments totalled $7,787,739.

    For additional information, please refer to the Supplemental Schedule of Unrealized Appreciation and Depreciation (Schedule 2).

10. Non-Accrual of Investments

    In accordance with the Fund's Accounting Policy, the following note has been on non-accrual status since the date indicated:

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

     On October 18, 1991, one Limited Partner of the Fund commenced a class action in the Supreme Court of the State of New York in the County of New York, on behalf of a class of all Limited Partners of record during 1990 or their successors in interest, against the Fund's Managing General Partner, Individual General Partners, Investment Adviser and certain of their affiliates. The complaint alleged that the defendants breached the Fund's Partnership Agreement in 1990 by causing the Fund to pay $7,554,855 in incentive compensation to the Managing General Partner with respect to that year and sought monetary damages in the amount of $7,554,855, together with interest, and other relief. The defendants believe that the claim is without merit and sought to have it dismissed. The court denied the defendants' motion for summary judgment, and the defendants filed an interlocutory appeal to the New York Supreme Court, Appellate Division, which was denied. Thereafter, defendants moved to decertify the class and that motion was denied. After trial, the Court found that the MGP Distributions for the fourth quarter of 1989 through the fourth quarter of 1990 were paid in violation of the Partnership Agreement and as a result, held the General Partners and ML Mezzanine Inc. liable for repayment to the plaintiff class of $6,627,752 of excessive distributions, plus interest. The Court's decision dismissed Merrill Lynch & Co., Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated because they were not parties to the Partnership Agreement. On February 21, 1996, ML Mezzanine Inc. moved to amend the Court's decision to dismiss it. Defendants are considering the impact of the Court's decision on the administration of the Fund. Defendants time to appeal the decision has not yet expired and defendants intend to appeal. The Fund filed a report on Form 8-K March 4, 1996 with respect to the Court's decision. The Fund may be obligated to indemnify and advance litigation expenses to one or more of the defendants under the terms and conditions of various indemnity provisions of the Fund's Partnership Agreement and separate indemnification agreements. The Fund has advanced litigation expenses to the indemnified parties based upon amounts which are deemed reimbursable in accordance with the indemnification provisions and has included these amounts in professional fees.

     On October 14, 1993, a Limited Partner commenced a putative class action in the U.S. District Court for the District of Delaware, purportedly on behalf of all persons who purchased limited partnership interests in the Fund between August 12, 1987 and the date of filing of the complaint, against the Fund, the Managing General Partner, the Individual General Partners, the Investment Adviser to the Fund and certain named affiliates of such persons. As amended, the complaint alleges that the defendants operated the Fund, and caused it to make certain investments, for the benefit of some or all of the defendants at the expense of the Fund's Limited Partners in breach of defendants' fiduciary and contractual duties to the Limited Partners, thereby violating federal securities laws applicable to the Fund and its affiliates under the Investment Company Act of 1940, as amended, as well as Delaware state law. By Order dated September 30, 1994 and Opinion dated October 14, 1994, the court granted in part and denied in part defendants' motion to dismiss the amended complaint, dismissing plaintiff's claims with respect to several investments as time-barred and dismissing all claims for aiding and abetting liability under the Investment Company Act of 1940. The plaintiff thereafter filed a second amended complaint on November 3, 1995 raising additional allegations in connection with certain transactions by the Fund, and alleging that defendants violated the Investment Company Act of 1940 and Delaware state law. The plaintiff seeks an accounting, rescission, rescissory or actual damages and punitive damages. Plaintiffs have moved to certiify the case as a class action. Defendants have opposed that motion which is currently pending before the Court. The defendants in this action believe that the claims in the second amended complaint are without merit and have moved to dismiss them. Whether or not the plaintiff prevails on any remaining claims, the Fund may be obligated to indemnify and advance litigation expenses to certain of the defendants under the terms and conditions of various indemnity provisions in the Fund's Partnership Agreement and separate indemnification agreements, and the amounts of such indemnification and expenses could be material. The outcome of this case is not determinable at this time. The Fund has incurred litigation expenses which are recorded in professional fees.

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

     For the three months ended March 31, 1996 the Fund paid $62,377 to the Fund Administrator for reimbursable out-of-pocket expenses. (Please refer to Note 6 for further information).

    In the first quarter of 1996, the Managing General Partner received cash distributions in the amount of $1,017,399, representing its 1% interest in the Fund.

14. Reserves

    In February 1993, the Fund established a $15,055,806 reserve to provide funds for follow-on investments and to pay expenses. As of March 31, 1996, the reserve balance was reduced to approximately $3,139,606 due to follow-on investments in CMI Holding Corp., Diet Center Inc., Duro-Test Corporation, Health o meter and Petco of $2,250,000, $441,861, $2,617,805, $3,281,722 and
$529, respectively, along with a distribution to partners in the second quarter of 1993 of $424,264 and a payment of $2,900,018 to First Chicago to pay down the Fund's loan.

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

16. Subsequent Events

     On April 26, 1996, the Individual General Partners approved the first quarter 1996 cash distribution totalling $26,915,297, which consists of $26,125,672 as return of capital, $759,656 of net income from temporary investments and $29,969 of net investment income from Mezzanine Investments during the first quarter. The total amount to be distributed to Limited Partners is $26,646,149 or $54.66 per Unit. The Managing General Partner will receive $269,148, representing its 1% interest in the Fund. This cash distribution will be paid on May 15, 1996.

     In connection with the sale of Omega Wire in the first quarter of 1995, $1,144,086 of proceeds to the Fund from the sale were held in escrow ("Omega Escrow Proceeds"). On April 5, 1996 the Fund received Omega Escrow Proceeds, plus accrued interest totalling $1,205,748. These net proceeds will be distributed to the Limited Partners of record on April 5, 1996.

     On March 20, 1996, Petco Animal Supplies announced a 3-for-2 stock split effective April 15, 1996. On April 4, 1996 Petco filed a registration statement with the Securities and Exchange Commission for an offering of 3,333,333 shares of Common Stock, adjusted to 5 million shares as a result of the stock split. Of the 5 million post-split shares offered, 2.6 million were offered by Petco and the remaining shares were offered by certain current stockholders, including the Fund. The offering was effected on April 30, 1996 and the Fund sold its entire investment in Petco which consisted of 1,472,622 shares of Common Stock and received net proceeds of $40,290,965 or $27.36 per share. The Fund realized a gain of $24,445,187 on the sale.

                                                   SCHEDULE 1
                                         ML-LEE ACQUISITION FUND, L.P.
                                SUPPLEMENTAL SCHEDULE OF REALIZED GAINS (LOSSES)
                                      FOR THE 3 MONTHS ENDED MARCH 31, 1996
                                             (DOLLARS IN THOUSANDS)
                                                  (UNAUDITED)


                                                 Number Of          Investment                        Realized
SECURITY                                      Shares/Principal         Cost        Net Proceeds      Gain/(Loss)
                                              ------------------  --------------   --------------    ------------

General Nutrition Companies, Inc.
  Common Stock                                       4,903,766        $  13,759       $  101,741       $  87,982

BeefAmerica, Inc.
  Subordinated Notes (a)                         $     122,948           58,928           50,000 (b)      (8,928)

  Preferred Stock                                     5,661.11           40,050                -         (40,050)

  Common Stock                                          51,000            2,000                -          (2,000)

SFX Broadcasting, Inc.
  Common Stock Options                                   8,667                -              126             126

                                                                      ---------       ----------       ---------
Total                                                                 $ 114,737       $  151,867       $  37,130
                                                                      =========       ==========       =========


(a)  Includes all BeefAmerica Payment-in-kind Notes.
(b) Net proceeds include cash proceeds of $26 million and $24 million face amount of Senior and Junior Preferred Stock in BAOC Acquisition, Inc.
     (See Note 8 to the Financial Statements)


                                   SCHEDULE 2
                          ML-LEE ACQUISITION FUND, L.P.
        SUPPLEMENTAL SCHEDULE OF UNREALIZED APPRECIATION AND DEPRECIATION
                      FOR THE PERIOD ENDED MARCH 31, 1996
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                           Unrealized
                                                          Appreciation
                                                         (Depreciation)   Total Unrealized  Total Unrealized
                                                             for the        Appreciation/      Appreciation/
                                    Investment  Fair     3 Months Ended   (Depreciation) at (Depreciation) at
SECURITY                              Cost     Value     March 31, 1996   December 31, 1995  March 31, 1996
- ----------------------------------  --------- --------- ----------------- ------------------------------------

PUBLICLY TRADED/UNDERLYING
  SECURITY PUBLICLY TRADED:
Celebrity
  Common Stock*                      $   150      $ 53           $   (12)       $      (84)        $      (96)


Health o meter
  Common Stock*                        4,552     7,815             2,149             1,114              3,263

Petco
  Common Stock*                       15,846    43,933            15,217            12,870             28,087

Playtex
  Common Stock*                        3,255    10,195              (352)            7,292              6,940

Stanley
  Common Stock*                       33,522    28,762             7,358           (12,118)            (4,760)

Walter
  Common Stock                         8,877     5,993               272            (3,156)            (2,884)
                                                                 -------        ----------         ----------

TOTAL UNREALIZED APPRECIATION
  (DEPRECIATION) FROM PUBLICLY
  TRADED/UNDERLYING SECURITIES
  PUBLICLY TRADED                                              $  24,632        $    5,918         $   30,550
                                                               ---------        ----------         ----------


                                   SCHEDULE 2
                          ML-LEE ACQUISITION FUND, L.P.
        SUPPLEMENTAL SCHEDULE OF UNREALIZED APPRECIATION AND DEPRECIATION
                      FOR THE PERIOD ENDED MARCH 31, 1996
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                           Unrealized
                                                          Appreciation
                                                         (Depreciation)   Total Unrealized  Total Unrealized
                                                             for the        Appreciation/      Appreciation/
                                    Investment  Fair     3 Months Ended   (Depreciation) at (Depreciation) at
SECURITY                              Cost     Value     March 31, 1996   December 31, 1995  March 31, 1996
- ----------------------------------  --------- --------- ----------------- ----------------- ------------------

NONPUBLIC SECURITIES:

BeefAmerica Inc.
  Preferred Stock                    $24,000   $ 10,000     $    (14,000)        $      -          $  (14,000)
  Senior Subordinated Note                 -          -           10,000          (10,000)                  -
  Subordinated Notes                       -          -           38,928          (38,928)                  -
  Preferred Stock                          -          -           40,050          (40,050)                  -
  Common Stock                             -          -            2,000           (2,000)                  -

Chadwick-Miller, Inc.
  Common Stock*                        3,736          -           (1,929)          (1,807)            (3,736)
  Preferred Stock                     12,916     10,000           (2,916)                             (2,916)

Magellan Health Service
  Common Stock Warrants*                    4         -                -               (4)                (4)


SWO Holdings Corporation
  Common Stock*                            250       595               -               345                345

                                                           -------------         ---------         ----------
TOTAL UNREALIZED APPRECIATION
  (DEPRECIATION) FROM
  NONPUBLIC SECURITIES                                     $      72,133         $ (92,444)        $  (20,311)
                                                           -------------         ---------         ----------

Unrealized Appreciation/(Depreciation)
  for Investments Sold:

General Nutrition Companies, Inc.
  Common Stock                               -         -        (99,028)            99,028                 -

Duro-Test Corporation
  Restricted Cash (a)                    1,759      880            (879)                 -             (879)

CMI Holding Corp
  Restricted Cash  (a)                   3,146    1,573          (1,573)                 -           (1,573)

Total Unrealized Appreciaiton/
  (Depreciation) for Investments Sold:                   $     (101,480)         $  99,028         $ (2,452)
                                                         --------------          ---------         --------
 Net Unrealized Appreciation (Depreciation)              $       (4,715)         $  12,502         $  7,787
                                                         ==============          =========         ========

 *  Restricted securities.
(a) See Note 8 to the Financial Statements.


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity & Capital Resources

    As of March 31, 1996, the Fund had a total of $132,957,884 invested in Mezzanine Investments. These investments were financed by net offering proceeds and debt financing. This represents a $90,736,662 decrease versus the total invested in Mezzanine Investments at December 31, 1995 of $223,694,546. The decrease in investments is due primarily to the sales and redemptions of Portfolio Investments. The Fund's Mezzanine Investments consist of high-yield subordinated debt and/or preferred stock linked with an equity participation in middle market companies typically issued in private placement transactions and are usually subject to restrictions on the transfer or sale of the security, thereby limiting their liquidity.

    The Fund  during  the  three  months  ended  March  31,  1996,  received  no additional debt securities in lieu of cash interest payments ("payment-in-kind"). As of March 31, 1996, the Fund had in its portfolio $1,122,216 of payment-in-kind debt securities and $6,485,801 of payment-in-kind equity securities.

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

    On October 29, 1993, the Fund entered into an amendment to its credit agreement enabling the Fund to make prepayments of the term loan at any time and without any corresponding reduction to the revolving credit line. In addition, due to sales of securities, the Fund made a series of mandatory loan paydowns in the first quarter of 1994, aggregating $3,394,004. As of March 31, 1996, the Fund's maximum, available credit facility had been reduced to $10,000,000 due to loan paydowns from the sales of Mezzanine Investments and further amendments to the credit agreement.

     The Fund is now in its ninth year of operation. Because a number of investments have already been repaid or sold and other portfolio companies are unable to pay current interest to the Fund, cash dividends and interest expected to be received by the Fund in the near future might not cover the Fund's expenses. Distribution from operations in the future, if any, will therefore be minimal. Future cash distributions to Limited Partners will be mostly derived from capital proceeds and gains resulting from sales of securities. The amount and timing of asset sales are dependent on future market conditions and therefore are inherently unpredictable. Generally, the proceeds generated from the sale of the Fund's investments will be distributed to partners only after application of the original cost of the investments, and in some cases an additional amount, to repay the Funds' outstanding loan if any, or to replenish the Fund's reserve. To fund the anticipated cash flow shortfall in the near future and to maintain adequate reserves for possible follow-on investments, the Fund had reserved $15,055,806 of the proceeds received from the Playtex notes sale in February, 1993. A portion of the reserve was used to make follow-on investments  of $441,861,  $2,617,805,  $2,250,000,  $3,281,722 and $529 in Diet
Center, Duro-Test Corp., Chadwick-Miller, Health o meter and Petco, respectively, along with a distribution to partners in the second quarter of 1993 of $424,264. In addition, $2,900,018 was utilized from the reserve to paydown a portion of the First Chicago loan on January 6, 1994. The Fund's reserve balance as of March 31, 1996 was reduced to approximately $3,139,606. The Fund has invested its remaining $3,139,606 reserve in Temporary Investments. As of March 6, 1996, the Independent General Partners have approved retention of the reserve at its current level.

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

    Certain issuers of securities held by the Fund (Celebrity, Petco, Playtex, Walter Industries, Inc., Stanley Furniture and Health o meter) have registered their equity securities in public offerings. Although the equity securities of the same class presently held by the Fund (except Celebrity, Stanley Furniture and Health o meter) were not registered in these offerings, the Fund has the ability under Rule 144 of the Securities Act of 1933 to sell publicly traded equity securities held by it for at least two years on the open market, subject to the volume restrictions set forth in that rule. The Rule 144 volume restrictions generally are not applicable to equity securities of non-affiliated companies held by the Fund for at least three years. The Fund in certain cases has agreed not to make any sales of equity securities for a specified hold-back period following a public offering.

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

Results of Operations

Investment Income and Expenses

    For the three months ended March 31, 1996, the Fund had net investment income of $33,236, as compared to a net investment loss of $158,386 for the same period in 1995. The total investment income earned on investments for the three months ended March 31, 1996 was $1,216,115 of which $296,675 was earned from Mezzanine Investments and $752,627, was earned from Temporary Investments. For the same period in 1995, total investment income earned on investments was $2,488,281 of which $2,329,819 was earned from Mezzanine Investments and $158,462 was earned from Temporary Investments.

    The increase in the three months ending 1996 net investment income versus the comparative period in 1995 reflects the lower Legal and Professional fees incurred on behalf of the Fund. Additionally, lower Investment Advisory Fees and Fund Administration Fees have also contributed to the increase in net investment income. The gradual economic recovery and the higher level of consumer and business confidence has improved the sales and profit levels of some of the Fund's portfolio companies. As long as these business and economic conditions improve, they should continue to improve the Fund's performance.

    Major expenses for the period ending March 31, 1996 consisted of Investment Advisory Fees, Legal and Professional fees, and Fund Administration Fees.

    Legal and Professional fees paid by the Fund consist primarily of legal fees incurred in conjunction with litigation. Legal and Professional fees for the three months ended March 31, 1996 and 1995 were $386,824 and $1,200,095, respectively. This decrease is attributable to the decrease in litigation expenses incurred and legal fees required to be advanced by the Fund in connection with the litigation described in Note 12 to the Financial Statements.

    The Investment Adviser and Fund Administrator receive their compensation on a quarterly basis. Total Investment Advisory Fees paid to the Investment Adviser for the three months ended March 31, 1996 was $480,252 compared with $741,411 for the three months ended March 31, 1995. The fee is calculated at an annual rate of 1% of assets under management, subject to certain reductions as specified in the Fund's Partnership Agreement with a minimum annual payment of $1,200,000. The decrease in 1996 as compared to 1995 Investment Advisory Fee is a direct result of sales of investments, returns of capital to partners and realized losses on investments.

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

     The total Fund Administration Fee paid to the Fund Administrator for the three months ended March 31, 1996 and March 31, 1995 were $74,335 and $421,846, respectively. For the three months ended March 31, 1995, the Fund Administration Fee was calculated at an annual rate of 0.45% of net offering proceeds reduced by one-half of the realized loss and distributions of capital.

    Loan fees consist of fees on the unused portion of the Fund's facility, loan administration fees, amortization of the loan advisory and facility fees and various miscellaneous fees attributable to the facility. Loan fees for the three months ended March 31, 1996 and 1995, totalled $172,656 and $182,223, respectively. The decrease of $9,567 for the three months ended March 31, 1996 versus the same period in 1995 is primarily due to reductions of the Credit Facilities as described in Note 4 to the Financial Statements.

Net Assets

     The Fund's net assets decreased by $74,682,024 during the three months ended March 31, 1996, due to net realized gains of $37,129,853 and a net investment income of $33,236 offset by net unrealized depreciation of $4,715,698 and cash distributions of $107,129,415.

    The Fund's valuation of the Common Stock of Celebrity, Health o meter, Petco, Playtex and Stanley Furniture and Walter Industries reflect their closing market price at March 29, 1996.

    The Health o meter, Petco and Playtex securities held by the Fund are restricted securities under the Securities and Exchange Commission's Rule 144 and can only be sold under that rule, in a registered public offering, or pursuant to an exemption from the registration requirement. In addition, resale in some cases is restricted by lockup or other agreements. The Fund may be considered an affiliate of Health o meter and Stanley Furniture under the Securities and Exchange Commission's Rule 144, and therefore, any resale of Health o meter or Stanley Furniture securities under Rule 144 is limited by the volume limitations in that rule. Accordingly, the values referred to in the financial statements for Health o meter, Petco, Playtex and Stanley Furniture securities held by the Fund do not necessarily represent the prices at which these securities could currently be sold.

    As overall economic, market and business conditions improve, the sales and profit levels of some of the Fund's companies have increased, resulting in higher valuations for some of the Fund's equity investments.

Unrealized Appreciation and Depreciation and Non-Accrual of Investments

     For the three months ended March 31, 1996, the Fund recorded net unrealized depreciation of $4,715,698 as compared to a net unrealized depreciation of $13,315,018 for the same period in 1995. On March 31, 1996, the Fund's cumulative net unrealized appreciation on investments totalled $7,787,739. The decrease in unrealized depreciation during the three months ended March 31, 1996 is primarily the result of the reversal of unrealized depreciation from the BeefAmerica transaction (described in Note 8 to Financial Statements) offset by the reversal of unrealized appreciation from the sale of GNC.

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

    The information presented herein is based on pertinent information available to the Managing General Partner and Investment Adviser as of March 31, 1996. Although the Managing General Partner and Investment Adviser are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time, and the current estimated fair value of these investments may have changed significantly since that point in time.

     For additional information, please refer to the Supplemental Schedule of Unrealized Appreciation and Depreciation (Schedule 2).

Realized Gains and Losses

    The net realized gain on investments for the three months ended March 31, 1996 was $37,129,853 compared to a net realized gain of $24,527,302 for the same period in 1995.

    For additional information, please refer to the Supplemental Schedule of Realized Gains and Losses (Schedule 1).

Cash Distributions

     On March 21, 1996, the Individual General Partners approved a cash distribution totaling $101,737,501 (including $13,758,714 as Return of Capital) representing distributable capital proceeds from the sale of GNC on February 13, 1996. The total amount distributed to Limited Partners was $100,720,102 or $206.61 per Unit. The Managing General Partner received $1,017,399 representing its 1% interest in the Fund. This distribution was made on March 29, 1996.

     On April 26, 1996, the Individual General Partners approved the first quarter 1996 cash distribution totalling $26,915,297, which consists of $26,125,672 as return of capital, $759,656 of net income from temporary investments and $29,969 of net investment income from Mezzanine Investments during the first quarter. The total amount distributed to Limited Partners was $26,646,149 or $54.66 per Unit. The Managing General Partner received $269,148, representing its 1% interest in the Fund. This cash distribution was paid on May 15, 1996.

Part II - Other Information

   Item 1.  Legal Proceedings

     During the first quarter of 1996, the Supreme Court of the State of New York rendered a decision with respect to Winston v. Mezzanine Investments, L.P. Please refer to Note 12 to the Financial Statements and a report filed on Form 8-K filed with the Securities and Exchange Commission on March 6, 1996.

   Items 2 - 5 are herewith omitted as the response to all items is either none or not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

     Exhibit 27 - Financial Data Schedule for the first quarter ended March 31, 1996.

 (b) Registrant Filed Forms 8-K with respect to the following:

     (1)    Sale of Common Stock in General
            Nutrition Company                          Filed February 15, 1996

     (2)    Courts' Decision in Winston v.
            Mezzanine Investments, LP                  Filed March 6, 1996

     (3)    Sale/Restructuring of BeefAmerica Inc.     Filed April 11, 1996

                           SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of May, 1996.


                       ML-LEE ACQUISITION FUND, L.P.

                       By:  Mezzanine Investments, L.P.,
                       Managing General Partner

                       By:  ML Mezzanine Inc.,
                       its General Partner


Dated: May 15, 1996    /s/ Audrey Bommer
                           Audrey Bommer
                           Vice President and Treasurer
                           (Chief Financial Officer)

Dated: May 15, 1996   /s/ Roger F. Castoral, Jr.
                          Roger F. Castoral, Jr.
                          Assistant Treasurer
                          (Principal Accounting Officer)

                           SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of May, 1996.


                           ML-LEE ACQUISITION FUND, L.P.

                           By:  Mezzanine Investments, L.P.,
                           Managing General Partner

                           By:  ML Mezzanine Inc.,
                           its General Partner


Dated: May 15, 1996
                           Audrey Bommer
                           Vice President and Treasurer
                           (Chief Financial Officer)

Dated: May 15, 1996
                           Roger F. Castoral, Jr.
                           Assistant Treasurer
                           (Principal Accounting Officer)