Form 10-Q
period 1996-06-30
ML LEE ACQUISITION FUND L P
filed 1996-08-09
CIK 813343

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1996

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No .

     Aggregate market value of voting securities held by non-affiliates: Not Applicable.

                          ML-LEE ACQUISITION FUND, L.P.

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

Statements of Assets, Liabilities and Partners' Capital as of June 30, 1996 and December 31, 1995

Statements of  Operations - For the Three and Six Months Ended June 30, 1996 and
 1995

Statements of Changes in Net Assets - For the Six Months
  Ended June 30, 1996 and 1995

Statements of Cash Flows - For the Six Months Ended
  June 30, 1996 and 1995

Statement of Changes in Partners' Capital - June 30, 1996

Schedule of Portfolio Investments - June 30, 1996

Notes to Financial Statements

Supplemental Schedule of Realized Gains and Losses - (Schedule 1)

Supplemental Schedule of Unrealized Appreciation and
  Depreciation - (Schedule 2)

Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations


                           PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

                          ML-LEE ACQUISITION FUND, L.P.
             STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
                             (DOLLARS IN THOUSANDS)


                                                                                          June 30, 1996            December 31,
                                                                                           (Unaudited)                1995
                                                                                        ---------------         ---------------
ASSETS:
Investments - Notes 2, 8, 9
  Portfolio Investments at fair value
    Managed Companies (amortized cost $107,516 at June 30,
         1996 and $214,099 at December 31, 1995)                                        $        87,174         $       229,416
    Non-Managed Companies (amortized cost $9,597 at June 30,
         1996 and at December 31, 1995)                                                           6,183                   6,782
    Temporary Investments, at amortized cost (cost $5,578 at
         June 30, 1996 and $7,357 at December 31, 1995)                                           5,592                   7,370
Cash (of  which $4,025 is restricted at June 30, 1996
      and $6,049 is restricted at December 31,1995) - Note 8                                      4,026                   6,054
Prepaid Loan Fees - Notes 2, 4                                                                    1,330                   1,661
Prepaid Expenses and Other Receivables                                                                3                     116
Receivable for Investments Sold                                                                       -                   3,377
                                                                                        ---------------         ---------------
TOTAL ASSETS                                                                            $       104,308         $       254,776
                                                                                        ===============         ===============

LIABILITIES AND PARTNERS' CAPITAL:

Liabilities
    Legal and Professional Fees Payable                                                 $           249         $            60
    Reimbursable Administrative Expenses Payable                                                    233                     171
    Independent General Partner Expenses Payable                                                     18                      28
    Deferred Interest Income - Note 2                                                                 -                     164
                                                                                        ---------------         ---------------
Total Liabilities                                                                                   500                     423
                                                                                        ---------------         ---------------
Partners' Capital - Note 2
    Managing General Partner                                                                          -                     884
    Limited Partners (487,489 Units)                                                            103,808                 253,469
                                                                                        ---------------         ---------------
Total Partners' Capital                                                                         103,808                 254,353
                                                                                        ---------------         ---------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                 $       104,308         $       254,776
                                                                                        ===============         ===============

See the Accompanying Notes to Financial Statements.

                          ML-LEE ACQUISITION FUND, L.P.
                            STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                   For the Three Months Ended          For the Six Months Ended
                                                                -------------------------------     ------------------------------
                                                                June 30, 1996     June 30, 1995     June 30, 1996    June 30, 1995
                                                                -------------     -------------     -------------    -------------
INVESTMENT INCOME - Notes 2, 8, 10:
Interest                                                        $         359     $       1,040     $         656    $       2,966
Discount                                                                  492               574             1,244              731
Dividend & Other Income                                                     -                21               167              426
                                                                -------------     -------------     -------------    -------------
    TOTAL INCOME                                                          851             1,635             2,067            4,123
                                                                -------------     -------------     -------------    -------------
EXPENSES:
Investment Advisory Fee - Note 5                                          456               765               936            1,506
Fund Administration Fee - Note 6                                           75               427               149              849
Loan Fees - Notes 2, 4                                                    175               185               348              367
Independent General Partners' Fees and Expenses - Note 7                   33               120               100              219
Legal and Professional Fees                                               582                38               969            1,238
Reimbursable Administrative Expenses - Note 6                             210                 -               210                -
Insurance Expense                                                           2                 3                 4                5
                                                                -------------     -------------     -------------    -------------
    TOTAL EXPENSES                                                      1,533             1,538             2,716            4,184
                                                                -------------     -------------     -------------    -------------
NET INVESTMENT INCOME (LOSS)                                             (682)               97              (649)             (61)
NET REALIZED GAIN (LOSS) ON INVESTMENTS -
     NOTE 8 AND SCHEDULE 1                                             24,445             3,607            61,575           28,134
NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION)
     ON INVESTMENTS - NOTE 9 AND SCHEDULE 2
        Publicly Traded Securities                                    (23,960)           46,477           (98,356)          40,032
        Nonpublic Securities                                           (8,462)           (3,200)           61,219          (10,068)
                                                                -------------     -------------     -------------    -------------
             Subtotal                                                 (32,422)           43,277           (37,137)          29,964
                                                                -------------     -------------     -------------    -------------
NET INCREASE (DECREASE) IN NET ASSETS
   RESULTING FROM OPERATIONS                                    $      (8,659)    $      46,981     $      23,789    $      58,037
                                                                =============     =============     =============    =============

See the Accompanying Notes to Financial Statements.

                          ML-LEE ACQUISITION FUND, L.P.
                       STATEMENTS OF CHANGES IN NET ASSETS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                             For the Six Months Ended
                                                                                    -----------------------------------------
                                                                                        June 30,                   June 30,
                                                                                          1996                       1995
                                                                                    --------------              -------------
FROM OPERATIONS:
Net Investment Income (Loss)                                                        $         (649)             $         (61)
Net Realized Gain on Investments                                                            61,575                     28,134
Net Change in Unrealized Depreciation
  on Investments                                                                           (37,137)                    29,964
                                                                                    --------------              -------------
Net Increase (Decrease) in Net Assets Resulting
  from Operations                                                                           23,789                     58,037
Cash Distributions to Partners                                                            (174,334)                   (52,275)
                                                                                    --------------              -------------
Total Increase (Decrease)                                                                 (150,545)                     5,762
NET ASSETS:
Beginning of Period                                                                        254,353                    356,699
                                                                                    --------------              -------------
End of Period                                                                       $      103,808              $     362,461
                                                                                    ==============              =============

See the Accompanying Notes to Financial Statements.

                          ML-LEE ACQUISITION FUND, L.P.
                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                           For the Six Months Ended
                                                                                    --------------------------------------
Increase (Decrease) in Cash and Cash  Equivalents                                   June 30, 1996            June 30, 1995
                                                                                    -------------            -------------
CASH FLOWS  FROM  OPERATING ACTIVITIES:
  Interest, Dividends and Discount Income                                           $       1,903            $       4,336
  Investment Advisory Fee                                                                    (936)                  (1,506)
  Fund Administration Fee                                                                    (149)                    (849)
  Legal and Professional Fees                                                                (679)                  (1,445)
  Loan Fees and Expenses                                                                       (8)                     (54)
  Independent General Partners' Fees and Expenses                                            (110)                    (222)
  (Purchase) Sale of Temporary Investments, Net                                             1,779                  (14,064)
  Reimbursable Administrative Expenses                                                       (148)                       -
  Proceeds from Sale of Portfolio Company Investments                                     170,654                   66,080
                                                                                    -------------            -------------
    Net Cash Provided by Operating Activities                                             172,306                   52,276
                                                                                    -------------            -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash Distributions to Partners                                                         (174,334)                 (52,275)
                                                                                    -------------            -------------
    Net Cash Applied to Financing Activities                                             (174,334)                 (52,275)
                                                                                    -------------            -------------
  Net Increase (Decrease) in Cash                                                          (2,028)                       1
                                                                                    -------------            -------------
  Cash at Beginning of Period                                                               6,054                    3,442
                                                                                    -------------            -------------
   Cash at End of Period                                                            $       4,026            $       3,443
                                                                                    =============            =============

                                              RECONCILIATION OF NET INVESTMENT INCOME (LOSS)
                                               TO NET CASH PROVIDED BY OPERATING ACTIVITIES

Net Investment Income (Loss)                                                        $        (649)           $         (61)
                                                                                    -------------            -------------
Adjustments to Reconcile Net Investment Income (Loss)
    to Net Cash Provided by Operating Activities:
  Decrease in Investments                                                                 107,483                   22,655
  Decrease in Receivable for Investments Sold                                               3,376                    1,227
  (Increase) Decrease in Accrued Interest,
     Dividend and Discount Receivables                                                       (164)                     214
  Decrease in Prepaid Expenses                                                                444                      333
  Decrease in Independent General Partner Fees Payable                                        (10)                      (3)
  Increase in Reimbursable Administrative Expenses Payable                                     62                        -
  Increase (Decrease) in Legal and Professional Fees Payable                                  189                     (223)
  Net Realized Gain on Investments                                                         61,575                   28,134
                                                                                    -------------            -------------
Total Adjustments                                                                         172,955                   52,337
                                                                                    -------------            -------------
Net Cash Provided by Operating Activities                                           $     172,306            $      52,276
                                                                                    =============            =============

See the Accompanying Notes to Financial Statements.

                          ML-LEE ACQUISITION FUND, L.P.
                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                              (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                           Managing
                                                            General              Limited
                                                            Partner             Partners              Total
                                                       ------------         ------------        -----------


For the Six Months Ended June 30, 1996
Partners' Capital at January 1, 1996                   $        884         $    253,469        $   254,353
Allocation of Net Investment Loss                               (13)                (636)              (649)
Allocation of Net Realized Gain on Investments                1,243               60,332             61,575
Allocation of Net Change in Unrealized Appreciation            (371)             (36,766)           (37,137)
Cash Distributions to Partners                               (1,743)            (172,591)          (174,334)
                                                       ------------         ------------        -----------
Partners' Capital at June 30, 1996                     $          -         $    103,808        $   103,808
                                                       ============         ============        ===========


See the Accompanying Notes to Financial Statements.

                                              ML-LEE ACQUISITION FUND, L.P.
                                            SCHEDULE OF PORTFOLIO INVESTMENTS
                                                     JUNE 30, 1996
                                                  (DOLLARS IN THOUSANDS)
                                                       (UNAUDITED)
  Principal                                                                                                         Fair        % Of
   Amount/                                                                               Investment Investment     Value       Total
   Shares           Investment                                                                 Date   Cost (f)  (Note 2) Investments
                    MEZZANINE INVESTMENTS
                    MANAGED COMPANIES

                    ALLIANCE INTERNATIONAL GROUP, INC. (a)(e) - Note 11
$10,810             Alliance International Group, Sub. Note 10% due 12/31/97(c)            12/31/87   $10,810    $10,810
$267                Alliance International Group, Def. Int. Note 10% due 03/30/97(c)(h)    03/31/93       267        267
$276                Alliance International Group, Def. Int. Note 10% due 12/31/97(c)(h)    06/30/93       276        276
$286                Alliance International Group, Def. Int. Note 10% due 12/31/97(c)(h)    09/30/93       286        286
$293                Alliance International Group, Def. Int. Note 10% due 12/31/97(c)(h)    12/31/93       293        293
5,016 Shares        Alliance International Group, Cumulative Redeemable Preferred Stock(d) 04/22/91       502        502
110,000 Shares      Alliance International Group, Cumulative Preferred Stock(d)(h)         12/31/92    11,000     11,000
250,800 Shares      Alliance International Group, Common Stock(d)                          12/31/87     1,951      1,951
15,228.43 Warrants  Alliance International Group, Common Stock Purchase Warrants(d)        03/28/89         0 (i)      0(i)
62,700 Warrants     Alliance International Group, Common Stock Purchase Warrants(d)        04/22/91         0          0
657,614.21 Warrants Alliance International Group, Common Stock Purchase Warrants(d)        12/31/92         0          0
50,000 Warrants     Alliance International Group, Common Stock Purchase Warrants(d)         various         0 (i)      0(i)
                      (52.5% of fully diluted common equity assuming exercise of warrants)
                      19,200  Shares Common Stock
                      Purchased  12/31/87               $    149
                      Sold  01/30/89-9,600 Shares       $    107
                      Sold  01/02/90-9,600 Shares       $    147
                      Realized Gain                     $    105                                       25,385     25,385      25.65


                    BEEFAMERICA, INC. (a) (e) - Notes 8,9
$14,000             BAOC Acquisition, Inc. Sr. Preferred Stock 10% due 04/01/01 (c)(g)     09/09/88    14,000      5,800
$10,000             BAOC Acquisition, Inc. Jr. Preferred Stock 4% due 04/01/01 (c)(g)      09/09/88    10,000      4,200
                      $1,072 15% Sub. Nt.
                      Purchased 09/9/88                 $  1,072
                      Redeemed 02/20/92                 $  1,072
                      Realized Gain                     $      0
                      Preferred Stock
                      Purchased 09/9/88                 $  2,700
                      Redeemed 02/20/92                 $  2,700
                      Realized Gain.                    $      0
                      $41,997 15.5% Sr.Sub Interim Nt
                      Purchased 09/9/88                 $ 20,000
                      $80,951 15% Sub Nt
                      Purchased 09/9/88                 $ 38,928
                      Exchanged 03/29/96 for
                      Cash Proceeds                     $ 26,000
                      10% Sr Pref Stk                   $ 14,000
                      4% Jr Pref Stk                    $ 10,000
                      Realized Loss                     $ (8,928)
                      5661.11 Shares Class A Pref. Stk
                      Purchased 04/10/91                $ 40,050
                      Value at restructuring 3/29/96    $      0
                      Realized Loss                     $(40,050)
                      51,000 Shares Common Stk
                      Purchased various                 $  2,000
                      Value at restructuring 3/29/96    $      0
                      Realized Loss                     $ (2,000)
                      Total Net Realized Loss           $(50,978)                                      24,000     10,000      10.11

See the Accompanying Notes to Financial Statements.

                                         ML-LEE ACQUISITION FUND, L.P.
                                      SCHEDULE OF PORTFOLIO INVESTMENTS
                                               JUNE 30, 1996
                                          (DOLLARS IN THOUSANDS)
                                                (UNAUDITED)

  Principal                                                                                                    Fair          % Of
   Amount/                                                                   Investment     Investment        Value         Total
   Shares         Investment                                                       Date       Cost (f)      (Note 2)  Investments
                  CELEBRITY, INC. - Note 9
11,539 Shares     Celebrity, Inc. Common Stock(b)(k)                           06/16/92        $   150        $   52
                    (0.2% of fully diluted common equity)
                    5,769 Shares of Common Stock
                    Purchased 06/16/92                    $    75
                    Sold 09/29/93                         $    75
                    Realized Gain                         $     0
                    5,769 Shares of Common Stock
                    Purchased 06/16/92                    $    75
                    Sold 09/19/94                         $    75
                    Realized  Gain                        $     0
                    5,769  Shares  Common Stock
                    Purchased 06/16/92                    $    75
                    Sold 09/19/95                         $    75
                    Realized Gain                         $     0
                    Total Realized Gain                   $     0                                  150            52          0.05

                  CHADWICK-MILLER, INC. (a)(e) - Notes 8,9,10,16
189,996 Shares    CMI Holding Corp., Preferred Stock (d)(g)                    12/16/88         12,916         1,000
192,933 Shares    CMI Holding Corp., Common Stock (d)                           Various          3,736             -
100,000 Warrants  CMI Holding Corp., Common Stock Warrants (d)                  Various              -             -
                    (63.6% of fully diluted common equity)
                    35,161 Shares Common Stock
                    Purchased 06/30/93                    $   352
                    Sold 09/03/93                         $   352
                    Realized Gain                         $     0
                    $5,000,000 Senior Note
                    Purchased 12/16/88                    $ 5,000
                    Sold 11/23/94                         $ 5,000
                    Realized Gain                         $     0
                    Total Realized Gain                   $     0                               16,652         1,000          1.01

                  COLE NATIONAL CORPORATION
567 Warrants      Cole National Corporation, Common Stock Purchase Warrants(d) 09/26/90              -             -
                    (0.0% of fully diluted common equity assuming exercise of
                     warrants)
                    $589 Senior Bridge Note
                    Purchased 09/25/90                    $   589
                    Sold 11/15/90                         $   589
                    Realized Gain                         $     0                                    -             -          0.00


                  HEALTH O METER PRODUCTS, INC. (a)  Notes 9,14
952,500 Shares    Health o meter Products, Inc., Common Stock (d)(k)           04/28/88          1,270         5,358
610,553 Shares    Health o meter Products, Inc., Common Stock (d)(k)           08/17/94          3,282         3,434
                    (14.7% of fully diluted common equity)
                    $16,000 14.50% Subordinated Note
                    Purchased 04/28/88                    $16,000
                    Sold 03/24/92                         $16,000
                    Realized Gain                         $     0
                    187,500 Shares of Common Stock
                    Purchased 04/28/88                    $   250
                    Sold 03/30/92                         $ 2,441
                    Realized Gain                         $ 2,191
                    Total Realized Gain                   $ 2,191                                4,552         8,792          8.89


See the Accompanying Notes to Financial Statements.

                                       ML-LEE ACQUISITION FUND, L.P.
                                    SCHEDULE OF PORTFOLIO INVESTMENTS
                                             JUNE 30, 1996
                                       (DOLLARS IN THOUSANDS)
                                              (UNAUDITED)

  Principal                                                                                                     Fair           % Of
   Amount/                                                                    Investment      Investment       Value          Total
   Shares           Investment                                                      Date        Cost (f)    (Note 2)    Investments
                    PLAYTEX PRODUCTS, INC. (a) - Note 9
1,406,204 Shares    Playtex Products, Inc., Common Stock(d)(k)                  12/28/88        $  3,255     $13,183
                      (2.6%  of  fully  diluted  common   equity)
                      $19,285 15% Subordinated  Notes
                      Purchased   12/28/88                  $19,285
                      Sold 06/30/89                         $19,285
                      Realized  Gain                        $     0
                      3,214,000 Shares Preferred Stock
                      Purchased 12/28/88                    $ 3,214
                      Sold 06/30/89                         $ 3,214
                      Realized  Gain                        $     0
                      2,571,314 Shares Common Stock
                      Purchased  12/28/88                   $ 1,286
                      Sold 06/30/89                         $ 1,286
                      Realized Gain                         $     0
                      $11,250 15% Subordinated Note
                      Purchased  12/28/88                   $11,250
                      Sold 09/28/90                         $11,275
                      Realized Gain                         $    25
                      2,571,314 Shares Common Stock
                      Purchased  12/28/88                   $ 1,286
                      Sold 09/28/90                         $10,512
                      Realized  Gain                        $ 9,226
                      347,209 Shares Common Stock
                      Purchased  12/28/88                   $   174
                      Sold  12/20/91                        $ 1,343
                      Realized Gain                         $ 1,169
                      $71,251 15% Subordinated Notes
                      Purchased  12/28/88                   $71,251
                      Sold 02/01/93                         $71,181
                      Realized Loss                         $   (70)
                      Total Net Realized Gain               $10,350                                3,255      13,183          13.32

                    STANLEY FURNITURE COMPANY, INC. (a)(e) - Note 9
2,675,552 Shares    Stanley Furniture Co., Inc., Common Stock(d)(h)(k)           Various          33,522      28,762
                      (50.2% of fully diluted common equity)
                      $2,000 Loan participation
                      Purchased 03/12/92                    $ 2,000
                      Repaid 04/05/93                       $ 2,000
                      Realized Gain                         $     0                               33,522      28,762          29.07

                    TOTAL INVESTMENT IN MANAGED COMPANIES                                       $107,516     $87,174          88.10

                                       ML-LEE ACQUISITION FUND, L.P.
                                    SCHEDULE OF PORTFOLIO INVESTMENTS
                                             JUNE 30, 1996
                                         (DOLLARS IN THOUSANDS)
                                              (UNAUDITED)

  Principal                                                                                                     Fair          % Of
   Amount/                                                                    Investment      Investment       Value         Total
   Shares           Investment                                                      Date        Cost (f)    (Note 2)   Investments
                    NON-MANAGED COMPANIES

                    MAGELLAN HEALTH SERVICES, INC.
                    (formerly CHARTER MEDICAL CORPORATION) - Note 9
40,000 Warrants     Charter Medical Corp. Common Stock Purchase Warrants(d)     09/01/88               4           -
                      $5,000 14% Subordinated Notes
                      Purchased 09/01/88                    $5,000
                      Sold 12/05/88                         $5,000
                      Realized Gain                         $    0                                     4           -          0.00

                    SWO HOLDINGS CORPORATION - Note 9
250,000 Shares      SWO Holdings Corp., Common Stock(d)                         11/24/87             250           -
185,048 Shares      Homeland Holding Corp., Common Stock(d)                     08/10/90             440           -
                      $5,000 15.5% Subordinated Notes
                      Purchased 11/24/87                    $5,000
                      Sold 09/15/88                         $5,075
                      Realized Gain                         $   75                                   690           -          0.00

                    TLC BEATRICE INTERNATIONAL HOLDINGS, INC.
25,500 Shares       TLC Beatrice Int'l Holdings., Inc., Common Stock(d)         11/30/87              26          26
                      $8,500 13% Subordinated Notes
                      Purchased 11/30/87                    $8,500
                      Sold 08/18/88                         $8,500
                      Realized Gain                         $    0                                    26          26          0.03

                    WALTER INDUSTRIES, INC. - Note 9
435,569 Shares      Walter Industries, Inc., Common Stock(b)(k)                 01/07/88           8,877       6,152
326 Shares          Walter Industries, Inc., Common Stock (b)(k)                09/13/95               -           5
                      (formerly  Hillsborough  Holdings  Corporation)
                      $12,000 17% Note
                      Purchased  1/7/88                     $12,000
                      Exchanged 12/1/95  for
                      $490,000  cash and
                      435,569  Common Stock and
                      $2,527  12.19%  Senior Note
                      Realized  Gain                        $     -
                      $2,527 12.19% Senior Note
                      Received 12/1/95                      $ 2,527
                      Sold     12/15/95                     $ 2,527
                      Realized Gain                         $     -
                                                                                                   8,877       6,157          6.22

                    TOTAL INVESTMENT IN NON-MANAGED COMPANIES                                   $  9,597    $  6,183          6.25

                    SUMMARY OF MEZZANINE INVESTMENTS
                    Subordinated Notes                                                            35,932      21,932         22.17
                    Preferred Stock                                                               24,418      12,502         12.63
                    Common Stock and Warrants                                                     56,763      58,923         59.55
                    TOTAL MEZZANINE INVESTMENTS                                                 $117,113     $93,357         94.35

See the Accompanying Notes to Financial Statements.

                                        ML-LEE ACQUISITION FUND, L.P.
                                     SCHEDULE OF PORTFOLIO INVESTMENTS
                                                JUNE 30, 1996
                                           (DOLLARS IN THOUSANDS)
                                                  (UNAUDITED)

  Principal                                                                                                      Fair         % Of
   Amount/                                                                   Investment      Investment         Value        Total
   Shares           Investment                                                     Date        Cost (f)      (Note 2)  Investments
                    TEMPORARY INVESTMENTS

                    TIME DEPOSIT
                    State Street Repurchase Agreement, 2.75% due 07/01/96      06/28/96        $    265      $    265
                                                                                               --------      --------
                    TOTAL INVESTMENT IN TIME DEPOSITS                                               265           265          .27

                    COMMERCIAL PAPER
$    940            General Electric Credit Corp., 5.37%, due  07/09/96        06/24/96             938           939          .95
$  4,395            IBM Corp., 5.34%, due 07/11/96                             06/11/96           4,375         4,388         4.43
                                                                                               --------      --------       ------
                    TOTAL INVESTMENT IN COMMERCIAL PAPER                                          5,313         5,327         5.38
                                                                                               --------      --------       ------
                    TOTAL TEMPORARY INVESTMENTS                                                $  5,578      $  5,592         5.65
                                                                                               --------      --------       ------
                    TOTAL INVESTMENT PORTFOLIO                                                 $122,691      $ 98,949       100.00%
                                                                                               ========      ========       ======


(a)  Represents investments in Affiliates as defined in the Investment Company Act of 1940.
(b)  Non-income producing security.
(c)  Restricted security.
(d)  Restricted non-income producing security.
(e)  Issuers of which the Fund, as of June 30, 1996, owned more than 25% of the voting securities and which therefore were presumed to be controlled by the
     Fund under the Investment Company Act of 1940 as of such date.
(f)  Represents original cost and excludes accretion of discount of $14 for Temporary Investments.
(g)  Non-accrual investment status.
(h)  Inclusive of receipt of payment-in-kind securities.
(i)  Represents an amount of less than one thousand dollars.
(j)  Publicly traded underlying class of securities.
(k)  Publicly traded class of securities.

See the Accompanying Notes to Financial Statements.

                      ML-LEE ACQUISITION FUND, L.P.
                      NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 1996
                               (UNAUDITED)

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

     The Fund will terminate upon the liquidation of all Fund investments but no later than June 15, 1998, subject to the right of the Individual General Partners to extend the term for up to one additional two-year period and one additional one-year period if it is in the best interest of the Fund. Following such time periods the Fund will have five additional years to liquidate its remaining investments.

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

    The  information   presented  herein  is  based  on  pertinent  information
available to the Managing General Partner and Investment Adviser as of June 30, 1996. Although the Managing General Partner and Investment Adviser are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time and, especially in light of the fact that the portfolio investments of companies whose equity is publicly traded are valued at the last price available at June 30, 1996, the current estimated fair value of these investments may have changed significantly since that point in time.

Interest Receivable on Investments

    Investments generally will be placed on non-accrual status in the event of a default (after applicable grace period expires) or if the Investment Adviser and the Managing General Partner determine that there is no reasonable assurance of collecting interest.

Payment-In-Kind Securities

     All payment-in-kind securities received in lieu of cash interest payments by the Fund's portfolio companies are recorded at face value (which approximates accrued interest), unless the Investment Adviser and the Managing General Partner determine that there is no reasonable assurance of collecting the full principal amounts of such securities. As of June 30, 1996 and December 31, 1995, the Fund had in its portfolio of investments $1,122,216, of payment-in-kind debt securities. As of June 30, 1996 and December 31, 1995, the Fund had in its portfolio of investments $6,485,801, of payment-in-kind equity securities.

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

Interim Financial Statements

    The financial information included in this interim report as of June 30, 1996 and for the period then ended has been prepared by management without an audit by independent certified public accountants. The results for the period ended June 30, 1996 are not necessarily indicative of the results of the operations expected for the year and reflect adjustments, all of a normal and recurring nature, necessary for the fair presentation of the results of the interim period. In the opinion of Mezzanine Investments, L.P., the Managing General Partner of the Fund, all necessary adjustments have been made to the aforementioned financial information for a fair presentation in accordance with generally accepted accounting principles.

3.  Allocation of Profits and Losses

    Pursuant to the Partnership Agreement, all profits from Temporary Investments generally are allocated 99% to the Limited Partners and 1% to the Managing General Partner. Profits from Mezzanine Investments are, in general, allocated as follows:

    first, if the capital accounts of any partners have negative balances, to such partners in proportion to the negative balances in their capital accounts until the balances of all such capital accounts equal zero, second, 99% to the Limited Partners and 1% to the Managing General Partner until the sum allocated to the Limited Partners equals any previous losses allocated together with a cumulative Priority Return of 10% on the average daily balance of Mezzanine securities, and any outstanding Compensatory Payments, third, 69% to the Limited Partners and 31% to the Managing General Partner until the Managing General Partner has received 21% of the total profits allocated,

    thereafter, 79% to the Limited Partners and 21% to the Managing General Partner.

    Losses will be allocated in reverse order of profits previously allocated and thereafter 99% to the Limited Partners and 1% to the Managing General Partner.

4.  Leverage

     The Fund entered into a credit agreement, dated as of August 13, 1991 (the "Credit Facilities"), with a lending group led by the First National Bank of Chicago ("First Chicago"), which provided the Fund with a maximum credit facility of $140 million. The Credit Facilities consisted of a $100 million term loan and a $40 million secured revolving credit line. In October of 1993, the Fund amended the Credit Facility enabling it to make prepayments of the term loan at any time and without any corresponding reduction to the revolving line of credit. In June 1996, the Credit Facility was further amended to reduce the Credit Facilities to $7.5 million, all of which is available at June 30, 1996. The Credit Facilities will mature on July 31, 1998. Loan advances bear interest at a floating rate equal to the greater of prime plus 1% or the federal funds rate plus 1.5%. The Fund paid down the term loan during the first quarter of 1994. In connection with the Credit Facilities, the Fund has pledged its debt and equity portfolio securities to its lenders.

    In connection with the Credit Facilities, the Fund incurred the following loan fees:

    Nonrecurring loan advisory and loan facility fees of $4,441,580 paid to First Chicago in 1991 in connection with the creation of the credit facility, which are being amortized over the life of the credit facility. The amount expensed for the six months ended June 30, 1996 was $317,879.

    An annual Loan Administration Fee of $25,000 for the administration of the credit facility. The amount expensed for the six months ended June 30, 1996 was $12,432.

    An Unused Commitment Fee of 1/2 of 1% per annum of the unused line of credit. The amount expensed for the six months ended June 30, 1996 was $17,472.

     For the six months ended June 30, 1996 and 1995, the Fund incurred $347,783 and $367,484, respectively, in total loan fees.

5.  Investment Advisory Fee

    The Investment Adviser provides for the identification, management and liquidation of investments for the Fund. As compensation for services rendered to the Fund, the Investment Adviser receives a quarterly fee at the annual rate of 1% of assets under management (net offering proceeds, reduced by cumulative capital reductions, plus outstanding bank borrowing as specified in the Fund's Partnership Agreement), with a minimum annual fee of $1,200,000. The Investment Advisory Fee is calculated and paid quarterly, in advance. For the six months ended June 30, 1996 and 1995, the Fund paid $936,297 and $1,506,089, respectively, in Investment Advisory Fees to Thomas H. Lee Advisors I. For the three months ended June 30, 1996 and 1995, the Fund paid $465,045 and $764,678, respectively, in Investment Advisory Fees.

6.  Fund Administration Fees & Expenses

     ML Fund Administrators Inc. (the "Fund Administrator") (an affiliate of the Managing General Partner) performs the operational and administrative services necessary for the management of the Fund. For the period from October 19, 1991 to October 19, 1995, the Fund Administrator received from the Fund an annual amount equal to the greater of $400,000 or 0.45% of the Net Proceeds Available for Investments subject to certain reductions as specified in the Fund's Partnership Agreement. On October 19, 1995, the Fund Administration Fee changed to an annual fee of $300,000 plus out-of-pocket expenses incurred by the Fund Administrator as described below. The Fund Administration Fee is paid quarterly, in advance. For the six months ended June 30, 1996 and 1995, the Fund paid $149,335 and $848,926, respectively, in Fund Administration Fees. For the three months ended June 30, 1996 and 1995, the Fund paid $75,000 and $427,080, respectively, in Fund Administration Fees.

     For the period ending October 19, 1995, the Fund's expenses for accounting, audits, printing, tax preparation and other administrative services ("out-of-pocket expenses") (excluding the costs of bonding and extraordinary legal expenses) were paid by the Fund Administrator. For the period since October 19, 1995, in accordance with the Partnership Agreement, the Fund
Administrator is being reimbursed by the Fund for 100% of the out-of-pocket expenses incurred. For the six months ended June 30, 1996 the Fund incurred $210,231 in reimbursable out-of-pocket expenses.

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

    For the six months ended June 30, 1996 and 1995, the Fund incurred $100,020 and $218,654, respectively, in Independent General Partners' Fees and Expenses. For the three months ended June 30, 1996 and 1995, the Fund incurred $33,315 and $119,906, respectively, in Independent General Partners' Fees and Expenses.

8.  Investment Transactions

     On February 7, 1996, the Securities and Exchange Commission declared effective a Registration Statement filed by GNC in connection with the sale of 17,994,176 shares of GNC Common Stock, including 1,635,834 shares which were sold pursuant to the underwriters' over-allotment option. Of such shares, 16,358,342 were offered by certain selling shareholders of GNC, including the Fund and the 1,635,834 subject to the underwriters' over-allotment option were sold by GNC. The Fund sold its entire remaining investment in GNC for total proceeds of $101.7 million or $20.7475 per share and realized a gain of $88 million. Net proceeds from the sale were distributed to Limited Partners on March 29, 1996.

        On February 22, 1996, the Fund sold its remaining investment in SFX Broadcasting Inc., consisting of 8,667 shares of common stock purchase warrants, to Sillerman Communications Management Corporation for net proceeds of $14.50 per share which resulted in a gain of $125,672 to the Fund.

     On March 29, 1996, BeefAmerica, Inc. ("BeefAmerica"), entered into an agreement whereby BeefAmerica sold all of the capital stock of BeefAmerica Operating Company, Inc.("Opco"), to BAOC Acquisition, Inc. ("BAOC"), a company owned by the President of Opco and certain other investors. Opco was the sole operating asset of BeefAmerica. As a result of such sale, the Fund, as chief creditor of BeefAmerica, received cash proceeds of $26 million, $10 million in Junior Preferred Stock of BAOC, and $14 million in Senior Preferred Stock of BAOC, all of which was received on April 1, 1996 in exchange for all subordinated notes held by the Fund. Although a realized loss of $50.98 million was recorded, the Fund had reversed the unrealized depreciation totaling $90.98 million on the investment that was recorded prior to this transaction. Please refer to the Supplemental Schedule of Unrealized Appreciation and Depreciation (Schedule 2).

     In connection with the sale of Omega Wire in the first quarter of 1995, $1,144,086 of proceeds to the Fund from the sale were held in escrow. On April 5, 1996 the Fund received the Omega Escrow Proceeds, plus accrued interest totalling $1,205,748

     On March 20, 1996, Petco Animal Supplies announced a 3-for-2 stock split effective April 15, 1996. On April 4, 1996 Petco filed a registration statement with the Securities and Exchange Commission for an offering of 3,333,333 shares of Common Stock, which was adjusted to 5 million shares as a result of the stock split. Of the 5 million post-split shares offered, 2.6 million were offered by Petco and the remaining shares were offered by certain current stockholders, including the Fund. The offering was effected on April 30, 1996 and the Fund sold its entire investment in Petco which consisted of 1,472,622 shares of Common Stock and received net proceeds from the sale of $40,290,965 or $27.36 per share which were distributed to Limited Partners on June 11, 1996. The Fund realized a gain of $24,445,187 on the sale.

     On November 23, 1994, in connection with the financial restructuring of Chadwick-Miller, Inc. and its holding company, CMI Holding Corp., the Fund's $5,000,000 14.75% Senior Note was redeemed. The net proceeds were $5 million, of which $3.1 million of such proceeds were classified as restricted cash and held in escrow. At March 31, 1996, the Fund had reserved $1.6 million of the amounts held in escrow to allow for potential claims against the escrow proceeds however; in connection with a financial restructuring of Chadwick Miller that was completed July 1996, the Fund received all escrow proceeds plus accrued interest. As such, at June 30, 1996, the Fund reversed the reserve of $1.6 million. See Note 16 for further information.

     On November 1, 1995, pursuant to an Agreement and Plan of Merger (the "Agreement"), Duro-Test Corporation effected a merger pursuant to which Duro-Test was acquired by a third party for approximately $33 million. Net proceeds to the Fund were $4.6 million of which $1.7 million was classified as restricted cash and held in escrow. At June 30, 1996 the Fund has reserved approximately $880,000 of the escrow proceeds to allow for potential indemnification costs covered in the agreement.

    At June 30, 1996, the Fund had a total of $117,112,106 invested in Mezzanine
Investments   representing  $107,515,663  Managed  and  $9,596,443   Non-Managed
portfolio investments.

    For the six months ended June 30, 1996, the proceeds and costs from the sales of investments resulted in net realized gains of $61,575,041. For additional information, please refer to the Supplemental Schedule of Realized Gains and Losses (Schedule 1).

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

     Although the Fund cannot eliminate the risks associated with its investments in high-yield securities, it has procedures in place to continually monitor such risks under a variety of market conditions. Any potential Fund loss would generally be limited to its investment in the portfolio company reflected in the portfolio of investments. See Note 11 for information concerning commitments and guarantees.

    Should bankruptcy proceedings commence, either voluntarily or by action of the court against a portfolio company, the ability of the Fund to liquidate the position or collect proceeds from the action may be delayed or limited.

9.  Unrealized Appreciation and Depreciation of Investments

     For the six months ended June 30, 1996, the Fund recorded net unrealized depreciation of $37,138,581. As of this date, the Fund's cumulative net unrealized depreciation on investments totalled $24,635,144.

    For the three months ended June 30, 1996, the Fund recorded net unrealized depreciation of $32,422,883. For additional information, please refer to the Supplemental Schedule of Unrealized Appreciation and Depreciation (Schedule 2).

10. Non-Accrual of Investments

    In accordance with the Fund's Accounting Policy, the following investment has been on non-accrual status since the date indicated:

- -   Chadwick-Miller, Inc. on January 1, 1993. (See Note 16)

11. Commitments and Guarantees

    On January 20, 1992, the Fund entered into a commitment to guarantee up to $150,480 to support an obligation of a subsidiary of Alliance International Group, Inc. The amount of such guarantee represents the Fund's pro-rata portion of a $600,000 aggregate additional advance provided by the senior lender of Alliance.

12. Litigation

     On September 7, 1991, the Fund brought suit in the Court of Common Pleas for the County of Greenville, South Carolina against Deloitte & Touche in connection with Deloitte & Touche's audit opinions on the financial statements of Emb-Tex Corporation, formerly an operating subsidiary of a portfolio company of the Fund. The Fund contends that the value of Emb-Tex Corporation's inventory and operating income were substantially overstated in its financial statements. The Fund seeks actual and punitive damages in connection with the loss of its aggregate $18 million investment. Deloitte & Touche obtained a summary judgment in its favor and the Fund pursued an appeal in the Appellate Courts of South Carolina. On August 21, 1995, the South Carolina Court of Appeals reversed the summary judgment ruling and remanded the case for trial. On September 11, 1995, Deloitte & Touche filed a petition for rehearing with the Court of Appeals which was denied. Thereafter Deloitte & Touche filed a petition for a writ of Certiorari with South Carolina Supreme Court, which is pending.

     On October 18, 1991, one Limited Partner of the Fund commenced a class action in the Supreme Court of the State of New York in the County of New York, on behalf of a class of all Limited Partners of record during 1990 or their successors in interest, against the Fund's Managing General Partner, Individual General Partners, Investment Adviser and certain of their affiliates. The complaint alleged that the defendants breached the Fund's Partnership Agreement in 1990 by causing the Fund to pay $7,554,855 in incentive compensation to the Managing General Partner with respect to that year and sought monetary damages in the amount of $7,554,855, together with interest, and other relief. After trial, the Court found that the MGP Distributions for the fourth quarter of 1989 through the fourth quarter of 1990 were paid in violation of the Partnership Agreement and as a result, held the General Partners liable for repayment to the plaintiff class of $6,627,752 of excessive distributions, plus interest. The Court's decision dismissed Merrill Lynch & Co., Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, because they were not parties to the Partnership Agreement. On June 13, 1996, the Court amended its decision, dismissing ML Mezzanine, Inc., the corporate general partner of the Fund's Managing General Partner because it was not a party to the Partnership Agreement. Defendants are considering the impact of the Court's decision on the administration of the Fund. Defendants time to appeal the decision has not yet expired and defendants intend to appeal. The Fund may be obligated to indemnify and advance litigation expenses to one or more of the defendants under the terms and conditions of various indemnity provisions of the Fund's Partnership Agreement and separate indemnification agreements. The Fund has advanced litigation expenses to the indemnified parties based upon amounts which are deemed reimbursable in accordance with the indemnification provisions and has included these amounts in Legal and Professional Fees.

     On October 14, 1993, a Limited Partner commenced a putative class action in the U.S. District Court for the District of Delaware, purportedly on behalf of all persons who purchased limited partnership interests in the Fund between August 12, 1987 and the date of filing of the complaint, against the Fund, the Managing General Partner, the Individual General Partners, the Investment Adviser to the Fund and certain named affiliates of such persons. As amended, the complaint alleges that the defendants operated the Fund, and caused it to make certain investments, for the benefit of some or all of the defendants at the expense of the Fund's Limited Partners in breach of defendants' fiduciary and contractual duties to the Limited Partners, thereby violating federal securities laws applicable to the Fund and its affiliates under the Investment Company Act of 1940, as amended, as well as Delaware state law. By Order dated September 30, 1994 and Opinion dated October 14, 1994, the court granted in part and denied in part defendants' motion to dismiss the amended complaint, dismissing plaintiff's claims with respect to several investments as time-barred and dismissing all claims for aiding and abetting liability under the Investment Company Act of 1940. The plaintiff thereafter filed a second amended complaint on November 3, 1995 raising additional allegations in connection with certain transactions by the Fund, and alleging that defendants violated the Investment Company Act of 1940 and Delaware state law. Defendants have moved to dismiss the second amended complaint, which motion is pending. The plaintiff seeks an accounting, rescission, rescissory or actual damages and punitive damages. Plaintiffs have moved to certiify the case as a class action. Defendants have opposed that motion which is currently pending before the Court. The defendants in this action believe that the claims in the second amended complaint are without merit and have moved to dismiss them. Whether or not the plaintiff prevails on any remaining claims, the Fund may be obligated to indemnify and advance litigation expenses to certain of the defendants under the terms and conditions of various indemnity provisions in the Fund's Partnership Agreement and separate indemnification agreements, and the amounts of such indemnification and expenses could be material. The outcome of this case is not determinable at this time. The Fund has incurred litigation expenses which are recorded in professional fees.

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

     For the three and six month period ended June 30, 1996, the Fund paid $85,860 and $148,237, respectively, to the Fund Administrator for reimbursable out-of-pocket expenses. (Please refer to Note 6 for further information).

     For the six  month  period  ending  June 30,  1996 and 1995,  the  Managing
General Partner received cash distributions in the amount of $1,743,361 and $522,735, respectively, representing its 1% interest in the Fund. For the three months ended June 30, 1996 and 1995, the Managing General Partner received cash distributions totalling $672,053 and $446,710, respectively.

14. Reserves

     In February 1993, the Fund established a $15,055,806 reserve to provide funds for follow-on investments and to pay expenses. As of June 30, 1996, the reserve balance was reduced to $3,139,607 due to follow-on investments in CMI Holding Corp., Diet Center Inc., Duro-Test Corporation, Health o meter and Petco of $2,250,000, $441,861, $2,617,805, $3,281,722 and $529, respectively, along with a distribution to partners in the second quarter of 1993 of $424,264 and a payment of $2,900,018 to First Chicago to pay down the Fund's loan.

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

16. Subsequent Events

     On July 29, 1996, the Individual General Partners approved a cash distribution totalling $4,027,927, which consists of $3,145,727 as return of capital from the release of escrow proceeds during the third quarter of 1996 related to the sale of Chadwick Miller, $377,115 of net income from temporary investments and $505,085 of net investment income from Mezzanine Investments during the second quarter. The total amount to be distributed to Limited Partners is $3,987,660 or $8.18 per Unit, of which $6.45 per Unit will be distributed to Limited Partners of record as of July 1, 1996 and $1.73 will be distributed to Limited Partners of record as of April 1, 1996. The Managing General Partner will receive $40,267, representing its 1% interest in the Fund. This cash distribution is expected to be paid on August 14, 1996.

     In connection with a restructuring of Chadwick Miller, the Fund received proceeds of $3.3 million (which includes approximately $187,000 in interest) that were held in escrow stemming from a prior transaction. Additionally, the Fund exchanged all Common and Preferred Stock and Warrants held and received new Warrants, which represent a 7.5% equity interest in the Company (on a fully diluted basis). As a result of this transaction, at June 30, 1996, the Fund wrote down the investment in Chadwick Miller to $1 million.

     On August 2, 1996, an action was commenced against General Nutrition Companies, Inc. ("GNC"), its officers, directors and certain of its former shareholders, including the Fund, in the United States District Court for the Western District of Pennsylvania. Plaintiffs assert that GNC is liable for violations of Sections 11 and 12(a)(2) of the Securities Act of 1933 and Section 1-501(a) of the Pennsylvania Securities Act, arising out of allegedly false and misleading statements in the prospectus and registration statement for the February 7, 1996 public offering of GNC common stock, and for violations of
Section 10 (b) of the Securities Exchange Act of 1934 and negligent misrepresentation arising out of allegedly false and misleading public statements during the period from the public offering through May 28, 1996. Plaintiffs also allege that certain officers, directors and shareholders of GNC, including the Fund, as well as the underwriters for the public offering, are liable for certain of such violations of the federal and state securities laws and/or control person liability in connection therewith, and negligent misrepresentation. Plaintiffs seek certification of the action as a class action purportedly on behalf of all persons, other than defendants, who purchased shares of GNC common stock during the proposed class action period from February 7, 1996 through May 28, 1996. The defendants in this action believe that the claims against them are without merit. The outcome of this case is not determinable at this time.

                                                   SCHEDULE 1
                                         ML-LEE ACQUISITION FUND, L.P.
                                SUPPLEMENTAL SCHEDULE OF REALIZED GAINS (LOSSES)
                                   FOR THE 3 AND 6 MONTHS ENDED JUNE 30, 1996
                                             (DOLLARS IN THOUSANDS)
                                                  (UNAUDITED)


                                                              Number Of       Investment                                Realized
SECURITY                                               Shares/Principal             Cost        Net Proceeds         Gain/(Loss)
- ------------------------------------------------       ----------------       ----------        ------------         -----------
For the Three Months Ended March 31, 1996
General Nutrition Companies, Inc.
  Common Stock                                                4,903,766       $   13,759        $    101,741         $    87,982

BeefAmerica, Inc.
  Subordinated Notes (a)                                     $  122,948           58,928              50,000  (b)         (8,928)
  Preferred Stock                                              5,661.11           40,050                   -             (40,050)
  Common Stock                                                   51,000            2,000                   -              (2,000)

SFX Broadcasting, Inc.
  Common Stock Options                                            8,667                -                 126                 126
- ------------------------------------------------                              ----------        ------------         -----------
Total for the Three Months Ended March 31, 1996                               $  114,737        $    151,867         $    37,130
- ------------------------------------------------                              ----------        ------------         -----------
For the Three Months Ended June 30, 1996
Petco Animal Supplies, Inc.
  Common Stock                                                1,472,622       $   15,846        $     40,291         $    24,445
- ------------------------------------------------                              ----------        ------------         -----------
Total for the Three Months Ended June 30, 1996                                $   15,846        $     40,291         $    24,445
- ------------------------------------------------                              ----------        ------------         -----------
Total for the Six Months Ended June 30, 1996                                  $  130,583        $    192,158         $    61,575
================================================                              ==========        ============         ===========


(a)  Includes all BeefAmerica Payment-in-kind Notes.
(b) Net proceeds include cash proceeds of $26 million and $24 million face amount of Senior and Junior Preferred Stock in BAOC Acquisition, Inc.
     (See Note 8 to the Financial Statements)


                                   SCHEDULE 2
                          ML-LEE ACQUISITION FUND, L.P.
        SUPPLEMENTAL SCHEDULE OF UNREALIZED APPRECIATION AND DEPRECIATION
                      FOR THE PERIOD ENDED JUNE 30, 1996
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                            Unrealized        Unrealized
                                                          Appreciation      Appreciation
                                                         (Depreciation)    (Depreciation)  Total Unrealized    Total Unrealized
                                                               for the           for the       Appreciation/      Appreciation/
                                    Investment  Fair    3 Months Ended    6 Months Ended   (Depreciation) at  (Depreciation) at
SECURITY                              Cost     Value     June 30, 1996     June 30, 1996   December 31, 1995      June 30, 1996
- ----------------------------------  --------- --------- ----------------- --------------   -----------------   ----------------

PUBLICLY TRADED SECURITIES:
Celebrity
  Common Stock*                      $   150   $    52         $      (2)      $     (14)      $      (84)         $      (98)
Health o meter
  Common Stock*                        4,552     8,792               977           3,126            1,114               4,240
Playtex
  Common Stock*                        3,255    13,183             2,988           2,636            7,292               9,928
Stanley
  Common Stock*                       33,522    28,762                 -           7,358          (12,118)             (4,760)
Walter
  Common Stock                         8,877     6,157               164             436           (3,156)             (2,720)
                                                               ---------       ---------       ----------          ----------
TOTAL UNREALIZED APPRECIATION
  (DEPRECIATION) FROM PUBLICLY
  TRADED SECURITIES                                            $   4,127       $  13,542       $   (6,952)         $    6,590
                                                               ---------       ---------       ----------          ----------
NONPUBLIC SECURITIES:

BeefAmerica Inc.
  Preferred Stock                    $24,000   $ 10,000        $       -       $ (14,000)      $        -          $  (14,000)
  Senior Subordinated Note                 -          -                -          10,000          (10,000)                  -
  Subordinated Notes                       -          -                -          38,928          (38,928)                  -
  Preferred Stock                          -          -                -          40,050          (40,050)                  -
  Common Stock                             -          -                -           2,000           (2,000)                  -

Chadwick-Miller, Inc.
  Common Stock*                        3,736          -                -          (1,929)          (1,807)             (3,736)
  Preferred Stock                     12,916      1,000           (9,000)        (11,916)               -             (11,916)

Magellan Health Service
  Common Stock Warrants*                   4          -                -               -               (4)                 (4)

SWO Holdings Corporation
  Common Stock*                          250          0             (595)           (595)             345                (250)

Homeland Holding
  Common Stock*                          440          0             (440)           (440)               -                (440)
                                                               ---------       ---------       ----------         -----------
 TOTAL UNREALIZED APPRECIATION
  (DEPRECIATION) FROM NONPUBLIC SECURITIES                     $ (10,035)      $  62,098       $  (92,444)        $   (30,346)
                                                               ---------       ---------       ----------         -----------
REVERSAL OF UNREALIZED APPRECIATION/
  (DEPRECIATION) FOR INVESTMENTS SOLD:
General Nutrition Companies, Inc.
  Common Stock                             -          -                -         (99,028)          99,028                   -
Petco
  Commom Stock                             -          -          (28,087)        (12,870)          12,870                   -
Duro-Test Corporation
  Restricted Cash (a)                  1,759        880                -            (879)               -                (879)
CMI Holding Corp
  Restricted Cash  (a)                 3,146      3,146            1,573               -                -                   -
                                                               ---------       ---------       ----------         -----------
TOTAL REVERSAL OF UNREALIZED
  APPRECIATION/(DEPRECIATION)                                  $ (26,514)      $(112,777)      $  111,898         $      (879)
    FOR INVESTMENTS SOLD:                                      ---------       ---------       ----------         -----------
TOTAL NET UNREALIZED APPRECIATION
   (DEPRECIATION)                                              $ (32,422)      $ (37,137)      $   12,502         $   (24,635)
                                                               =========       =========       ==========         ===========
*  Restricted securities.
(a) See Note 8 to the Financial Statements.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity & Capital Resources

    As of June 30, 1996, the Fund had a total of $117,112,106 invested in Mezzanine Investments. These investments were financed by net offering proceeds and debt financing. This represents a $106,582,440 decrease versus the total invested in Mezzanine Investments at December 31, 1995 of $223,694,546. The decrease in investments is due primarily to the sales and redemptions of Portfolio Investments. The Fund's Mezzanine Investments consist of high-yield subordinated debt and/or preferred stock linked with an equity participation in middle market companies typically issued in private placement transactions and are usually subject to restrictions on the transfer or sale of the security, thereby limiting their liquidity.

    During the six months ended June 30, 1996, the fund received no additional debt securities in lieu of cash interest payments ("payment-in-kind"). As of June 30, 1996 and December 31,1995, the Fund had in its portfolio $1,122,216 of payment-in-kind debt securities and $6,485,801 of payment-in-kind equity securities.

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

    On October 29, 1993, the Fund entered into an amendment to its credit agreement enabling the Fund to make prepayments of the term loan at any time and without any corresponding reduction to the revolving credit line. In addition, due to sales of securities, the Fund made a series of mandatory loan paydowns in the first quarter of 1994, aggregating $3,394,004. As of June 30, 1996, the Fund's maximum available credit facility had been reduced to $7.5 million due to loan paydowns from the sales of Mezzanine Investments and further amendments to the credit agreement.

     The Fund is now in its ninth year of operation. Because a number of investments have already been repaid or sold, cash dividends and interest expected to be received by the Fund in the near future might not cover the Fund's expenses. Distribution from operations in the future, if any, will therefore be minimal. Future cash distributions to Limited Partners will be mostly derived from capital proceeds and gains resulting from sales of securities. The amount and timing of asset sales are dependent on future market conditions and therefore are inherently unpredictable. Generally, the proceeds generated from the sale of the Fund's investments will be distributed to partners only after application of the original cost of the investments, and in some cases an additional amount, to repay the Funds' outstanding loan if any, or to replenish the Fund's reserve. To fund the anticipated cash flow shortfall in the near future and to maintain adequate reserves for possible follow-on investments, the Fund had reserved $15,055,806 of the proceeds received from the Playtex notes sale in February, 1993. A portion of the reserve was used to make follow-on investments of $441,861, $2,617,805, $2,250,000, $3,281,722 and $529
in Diet Center, Duro-Test Corp., Chadwick-Miller, Health o meter and Petco, respectively, along with a distribution to partners in the second quarter of 1993 of $424,264. In addition, $2,900,018 was utilized from the reserve to paydown a portion of the First Chicago loan on January 6, 1994. The Fund's reserve balance as of June 30, 1996 was reduced to $3,139,607. The Fund has invested its remaining $3,139,607 reserve in Temporary Investments. As of June 13, 1996, the Independent General Partners have approved retention of the reserve at its current level.

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

     Certain issuers of securities held by the Fund (Celebrity, Playtex, Walter Industries, Inc., Stanley Furniture and Health o meter) have registered their equity securities in public offerings. Although the equity securities of the same class presently held by the Fund (except Celebrity, Stanley Furniture and Health o meter) were not registered in these offerings, the Fund has the ability under Rule 144 of the Securities Act of 1933 to sell publicly traded equity securities held by it for at least two years on the open market, subject to the volume restrictions set forth in that rule. The Rule 144 volume restrictions generally are not applicable to equity securities of non-affiliated companies held by the Fund for at least three years. The Fund in certain cases has agreed not to make any sales of equity securities for a specified hold-back period following a public offering.

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

Results of Operations

Investment Income and Expenses

  For the six months ended June 30, 1996 and 1995, the Fund had a net investment loss of $649,191, as compared to a net investment loss of $61,075 for the same period in 1995. The total investment income earned on investments for the six months ended June 30, 1996 was $2,067,193 of which $823,279 was earned from Mezzanine Investments and $1,243,914, was earned from Temporary Investments. For the same period in 1995, total investment income earned on investments was $4,122,333 of which $3,390,074 was earned from Mezzanine Investments and $732,259 was earned from Temporary Investments.

     The increase in the six months ending 1996 net investment loss versus the comparative period in 1995 is primarily the result of the decrease in income producing investments held by the Fund, partially offset by the increase in expenses.

    For the three months ended June 30, 1996 and 1995, the Fund had a net investment loss of $682,427, as compared to net investment income of $97,311 for the same period in 1995. The total investment income earned on investments for the three months ended June 30, 1996 was $851,077 of which $359,103 was earned from Mezzanine Investments and $491,975 was earned from Temporary Investments. For the same period in 1995, total investment income earned on investments was $1,634,052 of which $1,060,255 was earned from Mezzanine Investments and $573,797 was earned from Temporary Investments.

     Major expenses for the period ending June 30, 1996 consisted of Investment Advisory Fees, Legal and Professional Fees, and Fund Administration Fees and Reimbursable Expenses.

     Legal and Professional Fees paid by the Fund consist primarily of legal fees incurred in conjunction with litigation. Legal and Professional Fees for the six months ended June 30, 1996 and 1995 were $968,501 and $1,237,544, respectively. For the three months ended June 30, 1996 and 1995, Legal and Professional Fees were $581,677 and $37,449, respectively. This decrease is attributable to the decrease in legal expenses incurred and advanced by the Fund in connection with the litigation described in Note 12 to the Financial Statements.

    The Investment Adviser and Fund Administrator receive their compensation on a quarterly basis. Total Investment Advisory Fees paid to the Investment Adviser for the six months ended June 30, 1996 was $936,297 compared with $1,506,089 for the six months ended June 30, 1995. The fee is calculated at an annual rate of 1% of assets under management, subject to certain reductions as specified in the Fund's Partnership Agreement with a minimum annual payment of $1,200,000. The decrease in 1996 as compared to 1995 Investment Advisory Fee is a direct result of sales of investments, returns of capital to partners and realized losses on investments. For the three months ended June 30, 1996 and 1995, Investment Advisory Fees paid to the Investment Adviser were $456,045 and $764,678, respectively.

     The total Fund Administration Fee paid to the Fund Administrator for the six months ended June 30, 1996 and June 30, 1995 was $149,335 and $848,926, respectively. For the six months ended June 30, 1995, the Fund Administration Fee was calculated at an annual rate of 0.45% of net offering proceeds reduced by one-half of the realized loss and distributions of capital. For the three months ended June 30, 1996 and 1995, the Fund Administration Fee was $75,000 and $427,080, respectively.

     Beginning October 19, 1995, the calculation of the Fund Administration Fee changed to the sum of $300,000 per year plus all actual out-of-pocket expenses incurred on behalf of the Fund by the Fund Administrator (excluding compensation for the executive officers of the Fund Administrator), but in no event exceeding, in aggregate, the annual amount of $2.0 million. Out-of-pocket Fund expenses consist of accounting, audits, printing, tax preparation and other administrative services. For the six months ended June 30, 1996 the Fund incurred $210,231 in administrative reimbursable out-of-pocket expenses.

     Loan fees consist of fees incurred on the unused portion of the Fund's Credit Facility, loan administration fees, amortization of the loan advisory and facility fees and various miscellaneous fees. Loan fees for the six months ended June 30, 1996 and 1995 totalled $347,783 and $367,484, respectively. The decrease of $19,701 for the six months ended June 30, 1996 versus the same period in 1995 is primarily due to reductions of the Credit Facilities as described in Note 4 to the Financial Statements. For the three months ended June 30, 1996 and 1995, Loan fees were $175,127 and $185,261, respectively.

Net Assets

     The Fund's net assets decreased by $150,546,698 during the six months ended June 30, 1996, due to net realized gains of $61,575,041 offset by a net investment loss of $649,191, net unrealized depreciation of $37,138,581 and cash distributions of $174,333,967.

     The Fund's valuation of the Common Stock of Celebrity, Health o meter, Playtex, Stanley Furniture and Walter Industries reflect their closing market price at June 30, 1996.

     The Health o meter and Playtex securities held by the Fund are restricted securities under the Securities and Exchange Commission's Rule 144 and can only be sold under that rule, in a registered public offering, or pursuant to an exemption from the registration requirement. In addition, resale in some cases is restricted by lockup or other agreements. The Fund may be considered an affiliate of Health o meter and Stanley Furniture under the Securities and Exchange Commission's Rule 144, and therefore, any resale of Health o meter or Stanley Furniture securities under Rule 144 is limited by the volume limitations in that rule. Accordingly, the values referred to in the financial statements for Health o meter, Playtex and Stanley Furniture securities held by the Fund do not necessarily represent the prices at which these securities could currently be sold.

Unrealized Appreciation and Depreciation and Non-Accrual of Investments

     For the six months ended June 30, 1996, the Fund recorded net unrealized depreciation of $37,138,581 as compared to a net unrealized appreciation of $29,964,030 for the same period in 1995. As of June 30, 1996, the Fund's cumulative net unrealized depreciation on investments totalled $24,635,144. The increase in unrealized depreciation during the six months ended June 30, 1996 is primarily the result of the reversal of unrealized appreciation from the sales of GNC and Petco partly offset by the reversal of unrealized depreciation from the BeefAmerica transaction (described in Note 8 to Financial Statements). For the three months ended June 30, 1996 and 1995, the Fund recorded net unrealized depreciation of $32,422,883 as compared to net unrealized appreciation of $43,279,048 for the same period in 1995.

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

    The information presented herein is based on pertinent information available to the Managing General Partner and Investment Adviser as of June 30, 1996. Although the Managing General Partner and Investment Adviser are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time, and the current estimated fair value of these investments may have changed significantly since that point in time.

     For additional information, please refer to the Supplemental Schedule of Unrealized Appreciation and Depreciation (Schedule 2).

Realized Gains and Losses

    The net realized gains on investments for the six months ended June 30, 1996 was $61,575,041 compared to net realized gains of $28,133,859 for the same period in 1995. For the three months ended June 30, 1996, the Fund realized a gain of $24,445,188 as compared to $3,606,557 in realized gains for the comparable period in 1995.


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

     On June 7, 1996, the Individual General Partners approved a cash distribution totalling $40,289,255 which consisted of $8,202,376 as return of capital and $32,086,879 of distributable capital gains from the sale of Petco Animal Supplies, Inc. The total amount distributed to the Limited Partners was $39,886,350 or $81.82 per Unit. The Managing General Partner received $402,905 representing its 1% interest in the Fund. This distribution was paid on June 11, 1996.

    On July 29, 1996, the Individual General Partners approved a cash distribution totalling $4,027,927, which consists of $3,145,727 as return of capital from the release of escrow proceeds during the third quarter of 1996 related to the sale of Chadwick Miller, $377,115 of net income from temporary investments and $505,085 of net investment income from Mezzanine Investments during the second quarter. The total amount to be distributed to Limited Partners is $3,987,660 or $8.18 per Unit, of which $6.45 per Unit will be distributed to Limited Partners of record as of July 1, 1996 and $1.73 will be distributed to Limited Partners of record as of April 1, 1996. The Managing General Partner will receive $40,267, representing its 1% interest in the Fund. This cash distribution is expected to be paid on August 14, 1996.

Part II - Other Information

   Item 1.  Legal Proceedings

     On August 2, 1996, an action was commenced against General Nutrition Companies, Inc. ("GNC"), its officers, directors and certain of its former shareholders, including the Fund, in the United States District Court for the Western District of Pennsylvania entitled Klein et al. v. General Nutrition Companies, Inc. et. al., Civil Action No. 96-1455. Plaintiffs assert that GNC is liable for violations of Sections 11 and 12(a)(2) of the Securities Act of 1933 and Section 1-501(a) of the Pennsylvania Securities Act, arising out of allegedly false and misleading statements in the prospectus and registration statement for the February 7, 1996 public offering of GNC common stock, and for violations of Section 10 (b) of the Securities Exchange Act of 1934 and negligent misrepresentation arising out of allegedly false and misleading public statements during the period from the public offering through May 28, 1996. Plaintiffs also allege that certain officers, directors and shareholders of GNC, including the Fund, as well as the underwriters for the public offering, are liable for certain of such violations of the federal and state securities laws and/or control person liability in connection therewith, and negligent misrepresentation. Plaintiffs seek certification of the action as a class action purportedly on behalf of all persons, other than defendants, who purchased shares of GNC common stock during the proposed class action period from February 7, 1996 through May 28, 1996. The defendants in this action believe that the claims against them are without merit. The outcome of this case is not determinable at this time.

   Items 2 - 5 are herewith omitted as the response to all items is either none or not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

     Exhibit 27 - Financial Data Schedule for the quarter ended June 30, 1996.

 (b) Registrant Filed Forms 8-K with respect to the following:

     (1)    Sale/Restructuring of BeefAmerica Inc.     Filed April 11, 1996

                           SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of August, 1996.


                           ML-LEE ACQUISITION FUND, L.P.

                           By:  Mezzanine Investments, L.P.,
                           Managing General Partner

                           By:  ML Mezzanine Inc.,
                           its General Partner


Dated:  August 9, 1996     /s/ Audrey Bommer
                           Audrey Bommer
                           Vice President and Treasurer
                           (Chief Financial Officer)

Dated:  August 9, 1996     /s/ Roger F. Castoral, Jr.
                           Roger F. Castoral, Jr.
                           Assistant Treasurer
                           (Principal Accounting Officer)

                           SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of August, 1996.


                           ML-LEE ACQUISITION FUND, L.P.

                           By:  Mezzanine Investments, L.P.,
                           Managing General Partner

                           By:  ML Mezzanine Inc.,
                           its General Partner


Dated:  August 9, 1996
                           Audrey Bommer
                           Vice President and Treasurer
                           (Chief Financial Officer)

Dated:  August 9, 1996
                           Roger F. Castoral, Jr.
                           Assistant Treasurer
                           (Principal Accounting Officer)