Form 10-Q
period 1996-09-30
ML LEE ACQUISITION FUND L P
filed 1996-11-14
CIK 813343

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended September 30, 1996

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

                          ML-LEE ACQUISITION FUND, L.P.

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

Statements of Assets, Liabilities and Partners' Capital as of September 30, 1996 and December 31, 1995

Statements of Operations - For the Three and Nine Months Ended September 30,
  1996 and 1995

Statements of Changes in Net Assets - For the Nine Months
  Ended September 30, 1996 and 1995

Statements of Cash Flows - For the Nine Months Ended
  September 30, 1996 and 1995

Statement of Changes in Partners' Capital - September 30, 1996

Schedule of Portfolio Investments - September 30, 1996

Notes to Financial Statements

Supplemental Schedule of Realized Gains and Losses - Schedule 1

Supplemental Schedule of Unrealized Appreciation and
  Depreciation - Schedule 2

Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations


                           PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

                          ML-LEE ACQUISITION FUND, L.P.
             STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
                             (DOLLARS IN THOUSANDS)


                                                                                       September 30, 1996          December 31,
                                                                                            (Unaudited)               1995
                                                                                        ---------------         ---------------
ASSETS:
Investments - Notes 2, 8, 9
  Portfolio Investments at fair value
    Managed Companies (amortized cost $107,441 at September 30,
         1996 and $214,099 at December 31, 1995)                                        $       102,651         $       229,416
    Non-Managed Companies (amortized cost $9,597 at September 30,
         1996 and at December 31, 1995)                                                           5,638                   6,782
    Temporary Investments, at amortized cost (cost $5,030 at
         September 30, 1996 and $7,357 at December 31, 1995)                                      5,038                   7,370
Cash (of  which $6,049 is restricted at December 31, 1995) - Note 8                                   -                   6,054
Prepaid Loan Fees - Notes 2, 4                                                                    1,189                   1,661
Prepaid Expenses and Other Receivables                                                              301                     116
Receivable for Investments Sold                                                                      75                   3,377
                                                                                        ---------------         ---------------
TOTAL ASSETS                                                                            $       114,892         $       254,776
                                                                                        ===============         ===============

LIABILITIES AND PARTNERS' CAPITAL:

Liabilities
    Legal and Professional Fees Payable                                                 $           286         $            60
    Reimbursable Administrative Expenses Payable                                                    101                     171
    Independent General Partner Expenses Payable                                                     39                      28
    Deferred Interest Income - Note 2                                                                 -                     164
                                                                                        ---------------         ---------------
Total Liabilities                                                                                   426                     423
                                                                                        ---------------         ---------------
Partners' Capital - Note 2
    Managing General Partner                                                                          -                     884
    Limited Partners (487,489 Units)                                                            114,466                 253,469
                                                                                        ---------------         ---------------
Total Partners' Capital                                                                         114,466                 254,353
                                                                                        ---------------         ---------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                                                 $       114,892         $       254,776
                                                                                        ===============         ===============

See the Accompanying Notes to Financial Statements.

                          ML-LEE ACQUISITION FUND, L.P.
                            STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                   For the Three Months Ended          For the Nine Months Ended
                                                                -------------------------------     ------------------------------
                                                                September 30,     September 30,     September 30,    September 30,
                                                                     1996              1995              1996             1995
                                                                -------------     -------------     -------------    -------------
INVESTMENT INCOME - Notes 2, 8, 10:
Interest                                                        $         487     $         537     $       1,143    $       3,503
Discount                                                                   72               521             1,316            1,251
Dividend & Other Income                                                     -               168               167              594
                                                                -------------     -------------     -------------    -------------
    TOTAL INCOME                                                          559             1,226             2,626            5,348
                                                                -------------     -------------     -------------    -------------
EXPENSES:
Investment Advisory Fee - Note 5                                           97               691             1,033            2,197
Fund Administration Fee - Note 6                                           75               410               224            1,259
Loan Fees - Notes 2, 4                                                    176               188               524              555
Independent General Partners' Fees and Expenses - Note 7                   55                49               155              268
Legal and Professional Fees                                               478               166             1,447            1,403
Reimbursable Administrative Expenses - Note 6                             102                 -               312                -
Insurance Expense                                                           2                 2                 6                7
                                                                -------------     -------------     -------------    -------------
 TOTAL EXPENSES                                                           985             1,506             3,701            5,689
                                                                -------------     -------------     -------------    -------------
NET INVESTMENT LOSS                                                      (426)             (280)           (1,075)            (341)
NET REALIZED GAIN (LOSS) ON INVESTMENTS -
     NOTE 8 AND SCHEDULE 1                                               (773)           84,715            60,802          112,849
NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION)
     ON INVESTMENTS - NOTE 9 AND SCHEDULE 2
        Publicly Traded Securities                                     15,006           (59,741)          (83,350)         (19,709)
        Nonpublic Securities                                              879              (385)           62,098          (10,453)
                                                                -------------     -------------     -------------    -------------
             Subtotal                                                  15,885           (60,126)          (21,252)         (30,162)
                                                                -------------     -------------     -------------    -------------
NET INCREASE IN NET ASSETS
   RESULTING FROM OPERATIONS                                    $      14,686     $      24,309     $      38,475    $      82,346
                                                                =============     =============     =============    =============

See the Accompanying Notes to Financial Statements.

                          ML-LEE ACQUISITION FUND, L.P.
                       STATEMENTS OF CHANGES IN NET ASSETS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                             For the Nine Months Ended
                                                                                    -----------------------------------------
                                                                                    September 30,               September 30,
                                                                                          1996                       1995
                                                                                    --------------              -------------
FROM OPERATIONS:
Net Investment Loss                                                                 $       (1,075)             $        (341)
Net Realized Gain on Investments                                                            60,802                    112,849
Net Change in Unrealized Depreciation on Investments                                       (21,252)                   (30,162)
                                                                                    --------------              -------------
Net Increase in Net Assets Resulting from Operations                                        38,475                     82,346
Cash Distributions to Partners                                                            (178,362)                  (186,329)
                                                                                    --------------              -------------
Total Decrease                                                                            (139,887)                  (103,983)
NET ASSETS:
Beginning of Period                                                                        254,353                    356,699
                                                                                    --------------              -------------
End of Period                                                                       $      114,466              $     252,716
                                                                                    ==============              =============

See the Accompanying Notes to Financial Statements.

                          ML-LEE ACQUISITION FUND, L.P.
                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                           For the Nine Months Ended
                                                                                    --------------------------------------
Increase (Decrease) in Cash and Cash Equivalents                                    September 30,            September 30,
                                                                                         1996                     1995
                                                                                    -------------            -------------
CASH FLOWS  FROM  OPERATING ACTIVITIES:
  Interest, Dividends and Discount Income                                           $       2,167            $       5,826
  Investment Advisory Fee                                                                  (1,033)                  (2,197)
  Fund Administration Fee                                                                    (224)                  (1,259)
  Legal and Professional Fees                                                              (1,123)                  (1,530)
  Loan Fees and Expenses                                                                      (42)                    (100)
  Independent General Partners' Fees and Expenses                                            (144)                    (260)
  (Purchase) Sale of Temporary Investments, Net                                             2,327                    5,281
  Reimbursable Administrative Expenses                                                       (381)                       -
  Proceeds from Sale of Portfolio Company Investments                                     170,761                  180,272
                                                                                    -------------            -------------
    Net Cash Provided by Operating Activities                                             172,308                  186,033
                                                                                    -------------            -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash Distributions to Partners                                                         (178,362)                (186,329)
                                                                                    -------------            -------------
  Net Cash Applied to Financing Activities                                               (178,362)                (186,329)
                                                                                    -------------            -------------
  Net Decrease in Cash                                                                     (6,054)                    (296)
                                                                                    -------------            -------------
  Cash at Beginning of Period                                                               6,054                    3,442
                                                                                    -------------            -------------
   Cash at End of Period                                                            $           -            $       3,146
                                                                                    =============            =============

     RECONCILIATION  OF NET  INVESTMENT  INCOME  (LOSS) TO NET CASH  PROVIDED
                             BY OPERATING ACTIVITIES

Net Investment Loss                                                                 $      (1,075)           $        (341)
                                                                                    -------------            -------------
Adjustments to Reconcile Net Investment Loss
    to Net Cash Provided by Operating Activities:
  Decrease in Investments                                                                 108,984                   71,552
  Decrease in Receivable for Investments Sold                                               3,302                    1,152
  (Increase) Decrease in Accrued Interest,
     Dividend and Discount Receivables                                                       (460)                     477
  Decrease in Prepaid Expenses                                                                588                      479
  Increase (Decrease) in Independent General Partner Fees Payable                              11                       (8)
  Decrease in Reimbursable Administrative Expenses Payable                                    (70)                       -
  Increase (Decrease) in Legal and Professional Fees Payable                                  226                     (127)
  Net Realized Gain on Investments                                                         60,802                  112,849
                                                                                    -------------            -------------
Total Adjustments                                                                         173,383                  186,374
                                                                                    -------------            -------------
Net Cash Provided by Operating Activities                                           $     172,308            $     186,033
                                                                                    =============            =============

See the Accompanying Notes to Financial Statements.

                          ML-LEE ACQUISITION FUND, L.P.
                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                              (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                           Managing
                                                            General              Limited
                                                            Partner             Partners              Total
                                                       ------------         ------------        -----------


For the Nine Months Ended September 30, 1996
Partners' Capital at January 1, 1996                   $        884         $    253,469        $   254,353
Allocation of Net Investment Loss                               (20)              (1,055)            (1,075)
Allocation of Net Realized Gain on Investments                1,132               59,670             60,802
Allocation of Net Change in Unrealized Depreciation            (212)             (21,040)           (21,252)
Cash Distributions to Partners                               (1,784)            (176,578)          (178,362)
                                                       ------------         ------------        -----------
Partners' Capital at September 30, 1996                $          -         $    114,466        $   114,466
                                                       ============         ============        ===========


See the Accompanying Notes to Financial Statements.

                                              ML-LEE ACQUISITION FUND, L.P.
                                            SCHEDULE OF PORTFOLIO INVESTMENTS
                                                     SEPTEMBER 30, 1996
                                                   (DOLLARS IN THOUSANDS)
                                                       (UNAUDITED)
  Principal                                                                                                         Fair        % Of
   Amount/                                                                               Investment Investment     Value       Total
   Shares           Investment                                                                 Date   Cost (f)  (Note 2) Investments
                    MEZZANINE INVESTMENTS
                    MANAGED COMPANIES

                    ALLIANCE INTERNATIONAL GROUP, INC. (a)(e) - Note 11
$10,810             Alliance International Group, Sub. Note 10% due 12/31/97(c)            12/31/87   $10,810    $10,810
$267                Alliance International Group, Def. Int. Note 10% due 03/30/97(c)(h)    03/31/93       267        267
$276                Alliance International Group, Def. Int. Note 10% due 12/31/97(c)(h)    06/30/93       276        276
$286                Alliance International Group, Def. Int. Note 10% due 12/31/97(c)(h)    09/30/93       286        286
$293                Alliance International Group, Def. Int. Note 10% due 12/31/97(c)(h)    12/31/93       293        293
5,016 Shares        Alliance International Group, Cumulative Redeemable Preferred Stock(d) 04/22/91       502        502
110,000 Shares      Alliance International Group, Cumulative Preferred Stock(d)(h)         12/31/92    11,000     11,000
250,800 Shares      Alliance International Group, Common Stock(d)                          12/31/87     1,951      1,951
15,228.43 Warrants  Alliance International Group, Common Stock Purchase Warrants(d)        03/28/89         0 (i)      0(i)
62,700 Warrants     Alliance International Group, Common Stock Purchase Warrants(d)        04/22/91         0          0
657,614.21 Warrants Alliance International Group, Common Stock Purchase Warrants(d)        12/31/92         0          0
50,000 Warrants     Alliance International Group, Common Stock Purchase Warrants(d)         various         0 (i)      0(i)
                      (52.5% of fully diluted common equity assuming exercise of warrants)
                      19,200  Shares Common Stock
                      Purchased  12/31/87               $    149
                      Sold  01/30/89-9,600 Shares       $    107
                      Sold  01/02/90-9,600 Shares       $    147
                      Realized Gain                     $    105                                       25,385     25,385      22.40


                    BEEFAMERICA, INC. (a) (e) - Notes 8,9
$14,000             BAOC Acquisition, Inc. Sr. Preferred Stock 10% due 04/01/01 (c)(g)     09/09/88    14,000      5,800
$10,000             BAOC Acquisition, Inc. Jr. Preferred Stock 4% due 04/01/01 (c)(g)      09/09/88    10,000      4,200
                      $1,072 15% Sub. Nt.
                      Purchased 09/9/88                 $  1,072
                      Redeemed 02/20/92                 $  1,072
                      Realized Gain                     $      0
                      Preferred Stock
                      Purchased 09/9/88                 $  2,700
                      Redeemed 02/20/92                 $  2,700
                      Realized Gain.                    $      0
                      $41,997 15.5% Sr.Sub Interim Nt
                      Purchased 09/9/88                 $ 20,000
                      $80,951 15% Sub Nt
                      Purchased 09/9/88                 $ 38,928
                      Exchanged 03/29/96 for
                      Cash Proceeds                     $ 26,000
                      10% Sr Pref Stk                   $ 14,000
                      4% Jr Pref Stk                    $ 10,000
                      Realized Loss                     $ (8,928)
                      5661.11 Shares Class A Pref. Stk
                      Purchased 04/10/91                $ 40,050
                      Value at restructuring 3/29/96    $      0
                      Realized Loss                     $(40,050)
                      51,000 Shares Common Stk
                      Purchased various                 $  2,000
                      Value at restructuring 3/29/96    $      0
                      Realized Loss                     $ (2,000)
                      Total Net Realized Loss           $(50,978)                                      24,000     10,000       8.82

See the Accompanying Notes to Financial Statements.

                                         ML-LEE ACQUISITION FUND, L.P.
                                      SCHEDULE OF PORTFOLIO INVESTMENTS
                                            SEPTEMBER 30, 1996
                                          (DOLLARS IN THOUSANDS)
                                                (UNAUDITED)

  Principal                                                                                                    Fair          % Of
   Amount/                                                                   Investment     Investment        Value         Total
   Shares         Investment                                                       Date       Cost (f)      (Note 2)  Investments
                  CELEBRITY, INC. - Note 9
 5,770 Shares     Celebrity, Inc. Common Stock(b)(k)                           06/16/92        $    75        $   20
                    (0.2% of fully diluted common equity)
                    5,769 Shares of Common Stock
                    Purchased 06/16/92                    $    75
                    Sold 09/29/93                         $    75
                    Realized Gain                         $     0
                    5,769 Shares of Common Stock
                    Purchased 06/16/92                    $    75
                    Sold 09/19/94                         $    75
                    Realized  Gain                        $     0
                    5,769  Shares of Common Stock
                    Purchased 06/16/92                    $    75
                    Sold 09/19/95                         $    75
                    Realized Gain                         $     0
                    5,769 Shares of Common Stock
                    Purchased 06/16/92                    $    75
                    Sold 9/21/96                          $    75
                    Realized Gain                         $     0
                    Total Realized Gain                   $     0                                   75            20          0.02

                   CHADWICK-MILLER, INC. (a)(e) - Notes 8,9,10
  15,406 Warrants  CMI Holding Corp., Preferred Stock Purchase Warrants (d)    12/16/88         12,916         1,000
  39,487 Warrants  CMI Holding Corp., Common Stock Purchase Warrants (d)        Various          3,736             -
                    (63.6% of fully diluted common equity)
                    35,161 Shares Common Stock
                    Purchased 06/30/93                    $   352
                    Sold 09/03/93                         $   352
                    Realized Gain                         $     0
                    $5,000,000 Senior Note
                    Purchased 12/16/88                    $ 5,000
                    Sold 11/23/94                         $ 5,000
                    Realized Gain                         $     0
                    189,996 Shares Preferred Stock
                    192,933 Shares Common Stock
                    100,000 Common Stock Warrants
                    Purchased Various                     $16,652
                    Exchanged July 15, 1996
                    15,406 Preferred Stock Warrants
                    39,487 Common Stock Warrants          $16,652
                    Realized Gain                         $     0
                    Total Realized Gain                   $     0                               16,652         1,000           .88

                  COLE NATIONAL CORPORATION
567 Warrants      Cole National Corporation, Common Stock Purchase Warrants(d) 09/26/90              -             -
                    (0.0% of fully diluted common equity assuming exercise of
                     warrants)
                    $589 Senior Bridge Note
                    Purchased 09/25/90                    $   589
                    Sold 11/15/90                         $   589
                    Realized Gain                         $     0                                    -             -          0.00


                  HEALTH O METER PRODUCTS, INC. (a)  Notes 9,14
952,500 Shares    Health o meter Products, Inc., Common Stock (d)(k)           04/28/88          1,270         5,358
610,553 Shares    Health o meter Products, Inc., Common Stock (d)(k)           08/17/94          3,282         3,434
                    (14.7% of fully diluted common equity)
                    $16,000 14.50% Subordinated Note
                    Purchased 04/28/88                    $16,000
                    Sold 03/24/92                         $16,000
                    Realized Gain                         $     0
                    187,500 Shares of Common Stock
                    Purchased 04/28/88                    $   250
                    Sold 03/30/92                         $ 2,441
                    Realized Gain                         $ 2,191
                    Total Realized Gain                   $ 2,191                                4,552         8,792          7.76


See the Accompanying Notes to Financial Statements.

                                       ML-LEE ACQUISITION FUND, L.P.
                                    SCHEDULE OF PORTFOLIO INVESTMENTS
                                          SEPTEMBER 30, 1996
                                        (DOLLARS IN THOUSANDS)
                                              (UNAUDITED)

  Principal                                                                                                     Fair           % Of
   Amount/                                                                    Investment      Investment       Value          Total
   Shares           Investment                                                      Date        Cost (f)    (Note 2)    Investments
                    PLAYTEX PRODUCTS, INC. (a) - Note 9
1,406,204 Shares    Playtex Products, Inc., Common Stock(d)(k)                  12/28/88        $  3,255     $12,304
                      (2.6%  of  fully  diluted  common   equity)
                      $19,285 15% Subordinated  Notes
                      Purchased   12/28/88                  $19,285
                      Sold 06/30/89                         $19,285
                      Realized  Gain                        $     0
                      3,214,000 Shares Preferred Stock
                      Purchased 12/28/88                    $ 3,214
                      Sold 06/30/89                         $ 3,214
                      Realized  Gain                        $     0
                      2,571,314 Shares Common Stock
                      Purchased  12/28/88                   $ 1,286
                      Sold 06/30/89                         $ 1,286
                      Realized Gain                         $     0
                      $11,250 15% Subordinated Note
                      Purchased  12/28/88                   $11,250
                      Sold 09/28/90                         $11,275
                      Realized Gain                         $    25
                      2,571,314 Shares Common Stock
                      Purchased  12/28/88                   $ 1,286
                      Sold 09/28/90                         $10,512
                      Realized  Gain                        $ 9,226
                      347,209 Shares Common Stock
                      Purchased  12/28/88                   $   174
                      Sold  12/20/91                        $ 1,343
                      Realized Gain                         $ 1,169
                      $71,251 15% Subordinated Notes
                      Purchased  12/28/88                   $71,251
                      Sold 02/01/93                         $71,181
                      Realized Loss                         $   (70)
                      Total Net Realized Gain               $10,350                                3,255      12,304          10.86

                    STANLEY FURNITURE COMPANY, INC. (a)(e) - Note 9,16
2,675,552 Shares    Stanley Furniture Co., Inc., Common Stock(d)(h)(k)           Various          33,522      45,150
                      (50.2% of fully diluted common equity)
                      $2,000 Loan participation
                      Purchased 03/12/92                    $ 2,000
                      Repaid 04/05/93                       $ 2,000
                      Realized Gain                         $     0                               33,522      45,150          39.84

                    TOTAL INVESTMENT IN MANAGED COMPANIES                                       $107,441    $102,651          90.58

                                       ML-LEE ACQUISITION FUND, L.P.
                                    SCHEDULE OF PORTFOLIO INVESTMENTS
                                           SEPTEMBER 30, 1996
                                         (DOLLARS IN THOUSANDS)
                                              (UNAUDITED)

  Principal                                                                                                     Fair          % Of
   Amount/                                                                    Investment      Investment       Value         Total
   Shares           Investment                                                      Date        Cost (f)    (Note 2)   Investments
                    NON-MANAGED COMPANIES

                    MAGELLAN HEALTH SERVICES, INC.
                    (formerly CHARTER MEDICAL CORPORATION) - Note 9
40,000 Warrants     Charter Medical Corp. Common Stock Purchase Warrants(d)     09/01/88               4           -
                      $5,000 14% Subordinated Notes
                      Purchased 09/01/88                    $5,000
                      Sold 12/05/88                         $5,000
                      Realized Gain                         $    0                                     4           -          0.00

                    SWO HOLDINGS CORPORATION - Note 9
250,000 Shares      SWO Holdings Corp., Common Stock(d)                         11/24/87             250           -
185,048 Shares      Homeland Holding Corp., Common Stock(d)                     08/10/90             440           -
                      $5,000 15.5% Subordinated Notes
                      Purchased 11/24/87                    $5,000
                      Sold 09/15/88                         $5,075
                      Realized Gain                         $   75                                   690           -          0.00

                    TLC BEATRICE INTERNATIONAL HOLDINGS, INC.
25,500 Shares       TLC Beatrice Int'l Holdings., Inc., Common Stock(d)         11/30/87              26          26
                      $8,500 13% Subordinated Notes
                      Purchased 11/30/87                    $8,500
                      Sold 08/18/88                         $8,500
                      Realized Gain                         $    0                                    26          26          0.02

                    WALTER INDUSTRIES, INC. - Note 9
435,569 Shares      Walter Industries, Inc., Common Stock(b)(k)                 01/07/88           8,877       5,608
326 Shares          Walter Industries, Inc., Common Stock (b)(k)                09/13/95               -           4
                      (formerly  Hillsborough  Holdings  Corporation)
                      $12,000 17% Note
                      Purchased  1/7/88                     $12,000
                      Exchanged 12/1/95  for
                      $490,000  cash and
                      435,569  Common Stock and
                      $2,527  12.19%  Senior Note
                      Realized  Gain                        $     -
                      $2,527 12.19% Senior Note
                      Received 12/1/95                      $ 2,527
                      Sold     12/15/95                     $ 2,527
                      Realized Gain                         $     -
                                                                                                   8,877       5,612          4.95

                    TOTAL INVESTMENT IN NON-MANAGED COMPANIES                                   $  9,597    $  5,638          4.97

                    SUMMARY OF MEZZANINE INVESTMENTS
                    Subordinated Notes                                                            11,932      11,932         10.53
                    Preferred Stock                                                               48,418      22,502         19.86
                    Common Stock and Warrants                                                     56,688      73,855         65.16
                    TOTAL MEZZANINE INVESTMENTS                                                 $117,038    $108,289         95.55

See the Accompanying Notes to Financial Statements.

                                        ML-LEE ACQUISITION FUND, L.P.
                                     SCHEDULE OF PORTFOLIO INVESTMENTS
                                           SEPTEMBER 30, 1996
                                         (DOLLARS IN THOUSANDS)
                                              (UNAUDITED)

  Principal                                                                                                      Fair         % Of
   Amount/                                                                   Investment      Investment         Value        Total
   Shares           Investment                                                     Date        Cost (f)      (Note 2)  Investments
                    TEMPORARY INVESTMENTS

                    TIME DEPOSIT
$    999            State Street Repurchase Agreement, 2.75% due 10/01/96      09/30/96        $    999      $    999
                                                                                               --------      --------
                    TOTAL INVESTMENT IN TIME DEPOSITS                                               999           999          .88

                    COMMERCIAL PAPER
$    590            General Electric Credit Corp., 5.42%, due  10/09/96        09/24/96             589           589          .52
$  3,450            Ford Motor Credit Corp., 5.32% due 10/01/96                09/16/96           3,442         3,450         3.05
                                                                                               --------      --------       ------
                    TOTAL INVESTMENT IN COMMERCIAL PAPER                                          4,031         4,039         3.57
                                                                                               --------      --------       ------
                    TOTAL TEMPORARY INVESTMENTS                                                $  5,030      $  5,038         4.45
                                                                                               --------      --------       ------
                    TOTAL INVESTMENT PORTFOLIO                                                 $122,068      $113,327       100.00%
                                                                                               ========      ========       ======


(a)  Represents investments in affiliates as defined in the Investment Company Act of 1940.
(b)  Non-income producing security.
(c)  Restricted security.
(d)  Restricted non-income producing security.
(e)  Issuers of which the Fund, as of September 30, 1996, owned more than 25% of the voting securities and which therefore were presumed to be controlled by the
     Fund under the Investment Company Act of 1940 as of such date.
(f)  Represents original cost and excludes accretion of discount of $8 for Temporary Investments.
(g)  Non-accrual investment status.
(h)  Inclusive of receipt of payment-in-kind securities.
(i)  Represents an amount of less than one thousand dollars.
(j)  Publicly traded underlying class of securities.
(k)  Publicly traded class of securities.

See the Accompanying Notes to Financial Statements.

                      ML-LEE ACQUISITION FUND, L.P.
                      NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1996
                              (UNAUDITED)

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

     The information presented herein is based on pertinent information available to the Managing General Partner and Investment Adviser as of September 30, 1996. Although the Managing General Partner and Investment Adviser are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time and, especially in light of the fact that the portfolio investments of companies whose equity is publicly traded are valued at the last price available at September 30, 1996, the current estimated fair value of these investments may have changed significantly since that point in time.

Interest Receivable on Investments

    Investments generally will be placed on non-accrual status in the event of a default (after applicable grace period expires) or if the Investment Adviser and the Managing General Partner determine that there is no reasonable assurance of collecting interest.

Payment-In-Kind Securities

     All payment-in-kind securities received in lieu of cash interest payments by the Fund's portfolio companies are recorded at face value (which approximates accrued interest), unless the Investment Adviser and the Managing General Partner determine that there is no reasonable assurance of collecting the full principal amounts of such securities. As of September 30, 1996 and December 31, 1995, the Fund had in its portfolio of investments $1,122,216 of payment-in-kind debt securities. As of September 30, 1996 and December 31, 1995, the Fund had in its portfolio of investments $6,485,801 of payment-in-kind equity securities.

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

Interim Financial Statements

     The financial information included in this interim report as of September 30, 1996 and for the period then ended has been prepared by management without an audit by independent certified public accountants. The results for the period ended September 30, 1996 are not necessarily indicative of the results of the operations expected for the year and reflect adjustments, all of a normal and recurring nature, necessary for the fair presentation of the results of the interim period. In the opinion of Mezzanine Investments, L.P., the Managing General Partner of the Fund, all necessary adjustments have been made to the aforementioned financial information for a fair presentation in accordance with generally accepted accounting principles.

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

4.  Leverage

     The Fund entered into a credit agreement, dated as of August 13, 1991 (the "Credit Facilities"), with a lending group led by the First National Bank of Chicago ("First Chicago"), which provided the Fund with a maximum credit facility of $140 million. The Credit Facilities consisted of a $100 million term loan and a $40 million secured revolving credit line. In October of 1993, the Fund amended the Credit Facility enabling it to make prepayments of the term loan at any time and without any corresponding reduction to the revolving line of credit. The Credit Facility has been further amended to reduce the Credit Facilities to $7.5 million, all of which is available at September 30, 1996. The Credit Facilities will mature on July 31, 1998. Loan advances bear interest at a floating rate equal to the greater of prime plus 1% or the federal funds rate plus 1.5%. The Fund paid down the term loan during the first quarter of 1994. In connection with the Credit Facilities, the Fund has pledged its debt and equity portfolio securities to its lenders.

    In connection with the Credit Facilities, the Fund incurred the following loan fees:

     Nonrecurring loan advisory and loan facility fees of $4,441,580 paid to First Chicago in 1991 in connection with the creation of the credit facility, which are being amortized over the life of the credit facility. The amount expensed for the nine months ended September 30, 1996 was $478,566.

     An annual Loan Administration Fee of $25,000 for the administration of the credit facility. The amount expensed for the nine months ended September 30, 1996 was $18,725.

     An Unused Commitment Fee of 1/2 of 1% per annum of the unused line of credit. The amount expensed for the nine months ended September 30, 1996 was $27,056.

     For the nine months ended September 30, 1996 and 1995, the Fund incurred $524,347 and $555,145, respectively, in total loan fees.

5.  Investment Advisory Fee

     The Investment Adviser provides for the identification, management and liquidation of investments for the Fund. As compensation for services rendered to the Fund, the Investment Adviser receives a quarterly fee at the annual rate of 1% of assets under management (net offering proceeds, reduced by cumulative capital reductions, plus outstanding bank borrowing as specified in the Fund's Partnership Agreement), with a minimum annual fee of $1,200,000. The Investment Advisory Fee is calculated and paid quarterly, in advance. For the nine months ended September 30, 1996 and 1995, the Fund paid $1,033,443 and $2,197,065, respectively, in Investment Advisory Fees to Thomas H. Lee Advisors I. For the three months ended September 30, 1996 and 1995, the Fund paid $97,146 and $690,976, respectively, in Investment Advisory Fees.

6.  Fund Administration Fees & Expenses

     ML Fund Administrators Inc. (the "Fund Administrator") (an affiliate of the Managing General Partner) performs the operational and administrative services necessary for the management of the Fund. For the period from October 19, 1991 to October 19, 1995, the Fund Administrator received from the Fund an annual amount equal to the greater of $400,000 or 0.45% of the Net Proceeds Available for Investments subject to certain reductions as specified in the Fund's Partnership Agreement. On October 19, 1995, the Fund Administration Fee changed to an annual fee of $300,000 plus out-of-pocket expenses incurred by the Fund Administrator as described below. The Fund Administration Fee is paid quarterly, in advance. For the nine months ended September 30, 1996 and 1995, the Fund paid $224,335 and $1,259,424, respectively, in Fund Administration Fees. For the three months ended September 30, 1996 and 1995, the Fund paid $75,000 and $410,498, respectively, in Fund Administration Fees.

     For the period ending October 19, 1995, the Fund's expenses for accounting, audits, printing, tax preparation and other administrative services ("out-of-pocket expenses") (excluding the costs of bonding and extraordinary legal expenses) were paid by the Fund Administrator. For the period since October 19, 1995, in accordance with the Partnership Agreement, the Fund
Administrator is being reimbursed by the Fund for 100% of the out-of-pocket expenses incurred. For the nine months ended September 30, 1996 the Fund incurred $311,430 in reimbursable out-of-pocket expenses.

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

     For the nine months ended September 30, 1996 and 1995, the Fund incurred $154,523 and $267,567, respectively, in Independent General Partners' Fees and Expenses. For the three months ended September 30, 1996 and 1995, the Fund incurred $54,502 and $48,913, respectively, in Independent General Partners' Fees and Expenses.

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

     On March 29, 1996, BeefAmerica, Inc. ("BeefAmerica"), entered into an agreement whereby BeefAmerica sold all of the capital stock of BeefAmerica Operating Company, Inc.("Opco"), to BAOC Acquisition, Inc. ("BAOC"), a company owned by the President of Opco and certain other investors. Opco was the sole operating asset of BeefAmerica. As a result of such sale, the Fund, as chief creditor of BeefAmerica, received cash proceeds of $26 million, $10 million in Junior Preferred Stock of BAOC, and $14 million in Senior Preferred Stock of BAOC, all of which was received on April 1, 1996 in exchange for all subordinated notes held by the Fund. Although a realized loss of $50.98 million was recorded, the Fund reversed the unrealized depreciation totaling $90.98 million on the investment that was recorded prior to this transaction. Please refer to the Supplemental Schedule of Unrealized Appreciation and Depreciation -
Schedule 2.

     In connection with the sale of Omega Wire in the first quarter of 1995, $1,144,086 of proceeds to the Fund from the sale were held in escrow. On April 5, 1996 the Fund received the Omega Escrow Proceeds, plus accrued interest, totalling $1,205,748

     On March 20, 1996, Petco Animal Supplies announced a 3-for-2 stock split effective April 15, 1996. On April 4, 1996 Petco filed a registration statement with the Securities and Exchange Commission for an offering of 3,333,333 shares of Common Stock, which was adjusted to 5 million shares as a result of the stock split. Of the 5 million post-split shares offered, 2.6 million were offered by Petco and the remaining shares were offered by certain current stockholders, including the Fund. The offering was effected on April 30, 1996 and the Fund sold its entire investment in Petco which consisted of 1,472,622 shares of Common Stock and received net proceeds from the sale of $40,290,965 or $27.36 per share which were distributed to Limited Partners on June 11, 1996. The Fund realized a gain of $24,445,187 on the sale.

     In connection with the financial restructuring of Chadwick-Miller, Inc. on November 23, 1994, and its holding company, CMI Holding Corp., the Fund's $5 million 14.75% Senior Note was redeemed. The net proceeds were $5 million, of which $3.1 million of such proceeds were classified as restricted cash and held in escrow. However, an additional financial restructuring of Chadwick Miller was completed in July 1996 and the Fund received all proceeds held in escrow plus accrued interest and exchanged all Common and Preferred Stock and Common Stock Purchase Warrants held for 39,487 Common Stock Purchase Warrants and 15,406 Preferred Stock Purchase Warrants. No gain or loss was recognized on the transaction.

     On November 1, 1995, pursuant to an Agreement and Plan of Merger (the "Agreement"), Duro-Test Corporation effected a merger pursuant to which Duro-Test was acquired by a third party for approximately $33 million. Net proceeds to the Fund were $4.6 million of which $1.7 million was classified as restricted cash and held in escrow. At June 30, 1996, the Fund reserved approximately $880,000 of the escrow proceeds to allow for potential indemnification costs covered in the agreement. On September 30, 1996, the Fund received escrow proceeds totalling $985,679 resulting in an additional realized loss of $773,295 on this investment.

     At September 30, 1996, the Fund had a total of $117,037,106 invested in Mezzanine Investments representing $107,440,663 Managed and $9,596,443 Non-Managed portfolio investments. For the nine months ended September 30, 1996, the proceeds from the sales of investments resulted in net realized gains of $60,801,746. For additional information, please refer to the Supplemental Schedule of Realized Gains and Losses - Schedule 1.

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

9.  Unrealized Appreciation and Depreciation of Investments

     For the nine months ended September 30, 1996, the Fund recorded net unrealized depreciation of $21,251,814. As of such date, the Fund's cumulative net unrealized depreciation on investments totalled $8,748,380. For the three months ended September 30, 1996, the Fund recorded net unrealized appreciation of $15,886,767. For additional information, please refer to the Supplemental Schedule of Unrealized Appreciation and Depreciation - Schedule 2.

10. Non-Accrual of Investments

     In accordance with the Fund's Accounting Policy, the following investments have been on non-accrual status since the date indicated:

-   BeefAmerica on July 1, 1990
-   Chadwick-Miller, Inc. on January 1, 1993.

11. Commitments and Guarantees

    On January 20, 1992, the Fund entered into a commitment to guarantee up to $150,480 to support an obligation of a subsidiary of Alliance International Group, Inc. The amount of such guarantee represents the Fund's pro-rata portion of a $600,000 aggregate additional advance provided by the senior lender of Alliance.

12. Litigation

     On September 7, 1991, the Fund brought suit in the Court of Common Pleas for the County of Greenville, South Carolina against Deloitte & Touche in connection with Deloitte & Touche's audit opinions on the financial statements of Emb-Tex Corporation, formerly an operating subsidiary of a portfolio company of the Fund. The Fund contends that the value of Emb-Tex Corporation's inventory and operating income were substantially overstated in its financial statements. The Fund seeks actual and punitive damages in connection with the loss of its aggregate $18 million investment. Deloitte & Touche obtained a summary judgment in its favor and the Fund pursued an appeal in the Appellate Courts of South Carolina. On August 21, 1995, the South Carolina Court of Appeals reversed the summary judgment ruling and remanded the case for trial. On September 11, 1995, Deloitte & Touche filed a petition for rehearing with the Court of Appeals which was denied. Thereafter Deloitte & Touche filed a petition for a writ of Certiorari with South Carolina Supreme Court, which was granted. A decision by the South Carolina Supreme Court is expected in 1997.

     On October 18, 1991, one Limited Partner of the Fund commenced a class action in the Supreme Court of the State of New York in the County of New York, on behalf of a class of all Limited Partners of record during 1990 or their successors in interest, against the Fund's Managing General Partner, Individual General Partners, Investment Adviser and certain of their affiliates. The complaint alleged that the defendants breached the Fund's Partnership Agreement in 1990 by causing the Fund to pay $7,554,855 in incentive compensation to the Managing General Partner with respect to that year and sought monetary damages in the amount of $7,554,855, together with interest, and other relief. After trial, the Court found that the MGP Distributions for the fourth quarter of 1989 through the fourth quarter of 1990 were paid in violation of the Partnership Agreement and as a result, held the General Partners liable for repayment to the plaintiff class of $6,627,752 of excessive distributions, plus interest. The Court's decision dismissed Merrill Lynch & Co., Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, because they were not parties to the Partnership Agreement. On June 13, 1996, the Court amended its decision, dismissing ML Mezzanine, Inc., the corporate general partner of the Fund's Managing General Partner because it was not a party to the Partnership Agreement. On July 25, 1996, judgement was entered against remaining Defendants in the amount of $10,399,505. The remaining Defendants have filed a Notice of Appeal on October 4, 1996, and expect to have a hearing on their appeal in 1997. The Fund may be obligated to indemnity and advance litigation expenses to one or more of the defendants under the terms and conditions of various indemnity provisions of the Fund's Partnership Agreement and separate indemnification agreements. The Fund has advanced litigation expenses to the indemnified parties based upon amounts which are deemed reimbursable in accordance with the indemnification provisions and has included these amounts in Legal and Professional Fees.

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

     For the three and nine month period ended September 30, 1996, the Fund paid $233,019 and $381,256, respectively, to the Fund Administrator for reimbursable out-of-pocket expenses. (Please refer to Note 6 for further information).

     For the nine months ending September 30, 1996 and 1995, the Managing General Partner received cash distributions in the amount of $1,783,628 and $1,863,310, respectively, representing its 1% interest in the Fund. For the three months ended September 30, 1996 and 1995, the Managing General Partner received cash distributions totalling $40,267 and $1,340,575, respectively.

14. Reserves

     In February 1993, the Fund established a $15,055,806 reserve to provide funds for follow-on investments and to pay expenses. As of September 30, 1996, the reserve balance was reduced to $3,139,607 due to follow-on investments in CMI Holding Corp., Diet Center Inc., Duro-Test Corporation, Health o meter and Petco of $2,250,000, $441,861, $2,617,805, $3,281,722 and $529, respectively, along with a distribution to partners in the second quarter of 1993 of $424,264 and a payment of $2,900,018 to First Chicago to pay down the Fund's loan.

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

16. Subsequent Events

     On November 5, 1996, the Individual General Partners approved the Third Quarter 1996 cash distribution totalling $709,056, which consists of $1,060,679 as return of capital, $69,390 of net income from temporary investments offset by a net investment loss of $421,013 from Mezzanine Investments during the third quarter. The total amount to be distributed to Limited Partners is $701,984 or $1.44 per Unit. The Managing General Partner will receive $7,072, representing its 1% interest in the Fund. This cash distribution is expected to be paid on November 14, 1996.

     On October 15, 1996 Stanley Furniture Company, Inc. filed a registration statement with the Securities and Exchange Commission relating to a proposed secondary offering of 2.4 million shares of its common stock (plus an additional 358,902 shares subject to the underwriters' over-allotment option,) whereby, the Fund and certain affiliates of the Thomas H. Lee Company would have sold all of their shares. The Registration statement was declared effective on November 7, 1996. On November 13, 1996, the offering was amended to an aggregate of 1,150,000 shares, which includes 150,000 shares subject to the underwriters' over-allotment option. If the underwriters do not exercise the over-allotment option, Stanley Furniture has agreed to purchase such shares from the selling shareholders. Pursuant to this offering, the Fund will sell a total of 1,115,256 shares at a gross offering price of $16 per share..

                               SCHEDULE 1
                       ML-LEE ACQUISITION FUND, L.P.
           SUPPLEMENTAL SCHEDULE OF REALIZED GAINS AND LOSSES
              FOR THE NINE MONTHS ENDED SEPTEMBER  30, 1996
                          (DOLLARS IN THOUSANDS)
                                (UNAUDITED)


                                                              Number Of       Investment                                Realized
SECURITY                                               Shares/Principal             Cost        Net Proceeds         Gain/(Loss)
---------------------------------------------------    ----------------       ----------        ------------         -----------

FOR THE THREE MONTHS ENDED MARCH 31, 1996

General Nutrition Companies, Inc.
  Common Stock                                                4,903,766       $   13,759        $    101,741         $    87,982

BeefAmerica, Inc.
  Subordinated Notes (a)                                     $  122,948           58,928              26,000  (b)        (32,928)
  Preferred Stock                                              5,661.11           40,050              24,000             (16,050)
  Common Stock                                                   51,000            2,000                   -              (2,000)

SFX Broadcasting, Inc.
  Common Stock Options                                            8,667                -                 126                 126

---------------------------------------------------                           ----------        ------------         -----------
TOTAL FOR THE THREE MONTHS ENDED MARCH 31, 1996                               $  114,737        $    151,867         $    37,130
---------------------------------------------------                           ----------        ------------         -----------

FOR THE THREE MONTHS ENDED JUNE 30, 1996

Petco Animal Supplies, Inc.
  Common Stock                                                1,472,622       $   15,846        $     40,291         $    24,445

---------------------------------------------------                           ----------        ------------         -----------
TOTAL FOR THE THREE MONTHS ENDED JUNE 30, 1996                                $   15,846        $     40,291         $    24,445
---------------------------------------------------                           ----------        ------------         -----------

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996

Durotest
  Proceeds Held in Escrow                                                          1,759                 986                (773)

---------------------------------------------------                           ----------        ------------         -----------
TOTAL FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996                                1,759                 986                (773)
---------------------------------------------------                           ----------        ------------         -----------
TOTAL FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996                            $  132,342        $    193,144         $    60,802
===================================================                           ==========        ============         ===========


(a)  Includes all BeefAmerica Payment-in-kind Notes.
(b) Net proceeds include cash proceeds of $26 million and $24 million face amount of Senior and Junior Preferred Stock in BAOC Acquisition, Inc.
     (See Note 8 to the Financial Statements)


                                   SCHEDULE 2
                          ML-LEE ACQUISITION FUND, L.P.
        SUPPLEMENTAL SCHEDULE OF UNREALIZED APPRECIATION AND DEPRECIATION
                      FOR THE PERIOD ENDED SEPTEMBER 30, 1996
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                            Unrealized           Unrealized
                                                          Appreciation          Appreciation
                                                         (Depreciation)        (Depreciation)  Total Unrealized     Total Unrealized
                                                               for the               for the       Appreciation/       Appreciation/
                                    Investment  Fair    3 Months Ended        9 Months Ended   (Depreciation) at   (Depreciation) at
SECURITY                              Cost     Value   September 30, 1996 September 30, 1996   December 31, 1995  September 30, 1996
----------------------------------  --------- -------- ------------------ ------------------   -----------------  ------------------

PUBLICLY TRADED SECURITIES:
Celebrity
  Common Stock*                      $    75   $    20         $      43        $         29         $      (84)         $      (55)
Health o meter
  Common Stock*                        4,552     8,792                 -               3,126              1,114               4,240
Playtex
  Common Stock*                        3,255    12,304              (879)              1,757              7,292               9,049
Stanley
  Common Stock*                       33,522    45,150            16,388              23,746            (12,118)             11,628
Walter
  Common Stock                         8,877     5,611              (546)               (110)            (3,156)             (3,266)
                                                               ---------        ------------         ----------          ----------
TOTAL UNREALIZED APPRECIATION
  (DEPRECIATION) FROM PUBLICLY
  TRADED SECURITIES                                            $  15,006        $     28,548         $   (6,952)         $   21,596
                                                               ---------        ------------         ----------          ----------
NONPUBLIC SECURITIES:

BeefAmerica Inc.
  Preferred Stock                    $24,000  $ 10,000         $       -        $    (14,000)        $        -          $  (14,000)
  Senior Subordinated Note                 -         -                 -              10,000            (10,000)                  -
  Subordinated Notes                       -         -                 -              38,928            (38,928)                  -
  Preferred Stock                          -         -                 -              40,050            (40,050)                  -
  Common Stock                             -         -                 -               2,000             (2,000)                  -

Chadwick-Miller, Inc.
  Common Stock*                        3,736         -                 -              (1,929)            (1,807)             (3,736)
  Preferred Stock                     12,916     1,000                 -             (11,916)                 -             (11,916)

Magellan Health Service
  Common Stock Warrants*                   4         -                 -                   -                 (4)                 (4)

SWO Holdings Corporation
  Common Stock*                          250         -                 -                (595)               345                (250)

Homeland Holding
  Common Stock*                          440         -                 -                (440)                 -                (440)
                                                               ---------        ------------         ----------         -----------
 TOTAL UNREALIZED APPRECIATION
  (DEPRECIATION) FROM NONPUBLIC SECURITIES                     $       -        $     62,098         $  (92,444)        $   (30,346)
                                                               ---------        ------------         ----------         -----------
REVERSAL OF UNREALIZED APPRECIATION/
  (DEPRECIATION) FOR INVESTMENTS SOLD:
General Nutrition Companies, Inc.
  Common Stock                             -         -                 -             (99,028)            99,028                   -
Petco
  Commom Stock                             -         -                 -             (12,870)            12,870                   -
Duro-Test Corporation
  Escrow Proceeds                          -         -               879                   -                  -                   -
                                                               ---------        ------------         ----------         -----------
TOTAL REVERSAL OF UNREALIZED
  APPRECIATION/(DEPRECIATION)                                  $     879        $   (111,898)        $  111,898         $         -
    FOR INVESTMENTS SOLD:                                      ---------        ------------         ----------         -----------
TOTAL NET UNREALIZED APPRECIATION
   (DEPRECIATION)                                              $  15,885        $    (21,252)        $   12,502         $    (8,750)
                                                               =========        ============         ==========         ===========
*  Restricted securities.


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity & Capital Resources

     As of September 30, 1996, the Fund had a total of $117,037,106 invested in Mezzanine Investments, which includes any payment-in-kind securities received. These investments were financed by net offering proceeds and debt financing. This represents a $106,657,440 decrease versus the total invested in Mezzanine Investments at December 31, 1995 of $223,694,546. The decrease in investments is due primarily to the sales and redemptions of Portfolio Investments. The Fund's Mezzanine Investments consist of high-yield subordinated debt and/or preferred stock linked with an equity participation in middle market companies typically issued in private placement transactions and are usually subject to restrictions on the transfer or sale of the security, thereby limiting their liquidity.

     During the nine months  ended  September  30,  1996,  the Fund  received no additional debt securities in lieu of cash interest payments ("payment-in-kind"). As of September 30, 1996 and December 31,1995, the Fund had in its portfolio $1,122,216 of payment-in-kind debt securities and $6,485,801 of payment-in-kind equity securities.

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

     On October 29, 1993, the Fund entered into an amendment to its credit agreement enabling the Fund to make prepayments of the term loan at any time and without any corresponding reduction to the revolving credit line. In addition, due to sales of securities, the Fund made a series of mandatory loan paydowns in the first quarter of 1994, aggregating $3,394,004. The Fund's maximum available credit facility has been reduced to $7.5 million due to loan paydowns from the sales of Mezzanine Investments and further amendments to the credit agreement.

     The Fund is now in its tenth year of operation. Because a number of investments have already been repaid or sold, cash dividends and interest expected to be received by the Fund in the near future might not cover the Fund's expenses. Distribution from operations in the future, if any, will therefore be minimal. Future cash distributions to Limited Partners will be mostly derived from capital proceeds and gains resulting from sales of securities. The amount and timing of asset sales are dependent on future market conditions and therefore are inherently unpredictable. Generally, net distributable proceeds generated from the sale of the Fund's investments will be distributed to partners only after application of the original cost of the investments,  and in some  cases  an  additional  amount,  to repay  the  Funds'
outstanding loan if any, or to replenish the Fund's reserve. To fund the anticipated cash flow shortfall in the near future and to maintain adequate reserves for possible follow-on investments, the Fund had reserved $15,055,806 of the proceeds received from the Playtex notes sale in February, 1993. A portion of the reserve was used to make follow-on investments of $441,861, $2,617,805, $2,250,000, $3,281,722 and $529 in Diet Center, Duro-Test,
Chadwick-Miller, Health o meter and Petco, respectively, along with a distribution to partners in the second quarter of 1993 of $424,264. In addition, $2,900,018 was utilized from the reserve to paydown a portion of the First Chicago loan on January 6, 1994. The Fund's reserve balance as of September 30, 1996 was $3,139,607. The Fund has invested its remaining $3,139,607 reserve in Temporary Investments. As of August 8, 1996, the Independent General Partners have approved retention of the reserve at its current level.

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

Results of Operations

Investment Income and Expenses

     For the nine months ended September 30, 1996 and 1995, the Fund had a net investment loss of $1,075,273 as compared to a net investment loss of $340,338 for the same period in 1995. The total investment income earned on investments for the nine months ended September 30, 1996 was $2,626,135 of which $1,309,904 was earned from Mezzanine Investments and $1,316,231 was earned from Temporary Investments. For the same period in 1995, total investment income earned on investments was $5,348,099 of which $4,096,646 was earned from Mezzanine Investments and $1,251,453 was earned from Temporary Investments.

     The increase in the 1996 net investment loss versus the comparative 1995 loss is primarily the result of the decrease in income producing investments held by the Fund, partially offset by the decrease in expenses.

     For the three months ended September 30, 1996 and 1995, the Fund had a net investment loss of $426,082, as compared to a net investment loss of $279,263 for the same period in 1995. The total investment income earned on investments for the three months ended September 30, 1996 was $558,942 of which $486,538 was earned from Mezzanine Investments and $72,404 was earned from Temporary
Investments.  For the same period in 1995,  total  investment  income  earned on investments was $1,225,766 of which $704,947 was earned from Mezzanine Investments and $520,819 was earned from Temporary Investments.

     Major expenses for the period ending September 30, 1996 consisted of Investment Advisory Fees, Legal and Professional Fees, Fund Administration Fees and Reimbursable Expenses.

     Legal and Professional Fees paid by the Fund consist primarily of legal fees incurred in conjunction with litigation. Legal and Professional Fees for the nine months ended September 30, 1996 and 1995 were $1,446,985 and $1,402,131, respectively. For the three months ended September 30, 1996 and 1995, Legal and Professional Fees were $478,484 and $165,587, respectively.

     The Investment Adviser and Fund Administrator receive their compensation on a quarterly basis. Total Investment Advisory Fees paid to the Investment Adviser for the nine months ended September 30, 1996 was $1,033,443 compared with $2,197,065 for the nine months ended September 30, 1995. The fee is calculated at an annual rate of 1% of assets under management, subject to certain reductions as specified in the Fund's Partnership Agreement with a minimum annual payment of $1,200,000. The decrease in 1996 as compared to 1995 Investment Advisory Fees is a direct result of sales of investments, returns of capital to partners and realized losses on investments. For the three months ended September 30, 1996 and 1995, Investment Advisory Fees paid to the Investment Adviser were $97,146 and $690,976, respectively.

     The Fund Administration Fees paid to the Fund Administrator for the nine months ended September 30, 1996 and September 30, 1995 totalled $224,335 and $1,259,424, respectively. For the nine months ended September 30, 1996, the Fund Administration Fee was calculated at an annual rate of 0.45% of net offering proceeds reduced by one-half of the realized loss and distributions of capital. For the three months ended September 30, 1996 and 1995, the Fund Administration Fee was $75,000 and $410,498, respectively.

     Beginning October 19, 1995, the calculation of the Fund Administration Fee changed to the sum of $300,000 per year plus all actual out-of-pocket expenses incurred on behalf of the Fund by the Fund Administrator (excluding compensation for the executive officers of the Fund Administrator), but in no event exceeding, in aggregate, the annual amount of $2.0 million. Out-of-pocket Fund expenses consist of accounting, audits, printing, tax preparation and other administrative services. For the nine months ended September 30, 1996 the Fund incurred $311,430 in administrative reimbursable out-of-pocket expenses.

     Loan fees consist of fees incurred on the unused portion of the Fund's Credit Facility, loan administration fees, amortization of the loan advisory and facility fees and various miscellaneous fees. Loan fees for the nine months ended September 30, 1996 and 1995 totalled $524,347 and $555,145, respectively. The decrease of $30,798 for the nine months ended September 30, 1996 versus the same period in 1995 is primarily due to reductions of the Credit Facilities as described in Note 4 to the Financial Statements. For the three months ended September 30, 1996 and 1995, Loan fees were $176,564 and $187,661, respectively.

Net Assets

     The Fund's net assets decreased by $139,887,235 during the nine months ended September 30, 1996, due to net realized gains of $60,801,746 offset by a net investment loss of $1,075,273, net unrealized depreciation of $21,251,814 and cash distributions of $178,361,894.

     The Fund's valuation of the Common Stock of Celebrity, Health o meter, Playtex, Stanley Furniture and Walter Industries reflect their closing market price at September 30, 1996.

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

Unrealized Appreciation and Depreciation and Non-Accrual of Investments

     For the nine months ended September 30, 1996, the Fund recorded net unrealized depreciation of $21,251,814 as compared to net unrealized depreciation of $30,162,528 recorded for the same period in 1995. As of September 30, 1996, the Fund's cumulative net unrealized depreciation on investments totalled $8,748,380. The unrealized depreciation recorded during the nine months ended September 30, 1996 is primarily the result of the reversal of unrealized appreciation from the sales of GNC and Petco partly offset by the reversal of unrealized depreciation from the BeefAmerica transaction (described in Note 8 to the Financial Statements). For the three months ended September 30, 1996 and 1995, the Fund recorded net unrealized appreciation of $15,886,767 as compared to net unrealized depreciation of $60,126,558 for the same period in 1995.

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

     The information presented herein is based on pertinent information available to the Managing General Partner and Investment Adviser as of September 30, 1996. Although the Managing General Partner and Investment Adviser are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time, and the current estimated fair value of these investments may have changed significantly since that point in time.

     For additional information, please refer to the Supplemental Schedule of Unrealized Appreciation and Depreciation - Schedule 2.

Realized Gains and Losses

     The net realized gain on investments for the nine months ended September 30, 1996 was $60,801,746 compared to net realized gains of $112,848,806 for the same period in 1995. For the three months ended September 30, 1996, the Fund realized a loss of $773,295 as compared to $84,714,947 in realized gains for the comparable period in 1995.


    For additional information, please refer to the Supplemental Schedule of Realized Gains and Losses - Schedule 1.

Cash Distributions

     On November 5, 1996, the Individual General Partners approved the Third Quarter 1996 cash distribution totalling $709,056, which consists of $1,060,679 as return of capital, $69,390 of net income from temporary investments offset by a net investment loss of $421,013 from Mezzanine Investments during the third quarter. The total amount to be distributed to Limited Partners is $701,984 or $1.44 per Unit. The Managing General Partner will receive $7,072, representing its 1% interest in the Fund. This cash distribution is expected to be paid on November 14, 1996.

     On July 29, 1996, the Individual General Partners approved a cash distribution totalling $4,027,927, which consists of $3,145,727 as return of capital from the release of escrow proceeds during the third quarter of 1996 related to the sale of Chadwick Miller, $377,115 of net income from temporary investments and $505,085 of net investment income from Mezzanine Investments during the second quarter. The total amount distributed to Limited Partners was $3,987,660 or $8.18 per Unit, of which $6.45 per Unit was distributed to Limited Partners of record as of July 1, 1996 and $1.73 will be distributed to Limited Partners of record as of April 1, 1996. The Managing General Partner received $40,267, representing its 1% interest in the Fund. This cash distribution was paid on August 14, 1996.

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

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

     Exhibit 27 - Financial Data Schedule for the quarter ended September 30, 1996.

 (b) Registrant Filed Forms 8-K with respect to the following: None

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of November, 1996.


                           ML-LEE ACQUISITION FUND, L.P.

                           By:  Mezzanine Investments, L.P.,
                           Managing General Partner

                           By:  ML Mezzanine Inc.,
                           its General Partner


Dated:  November 14, 1996  /s/ Audrey Bommer
                           Audrey Bommer
                           Vice President and Treasurer
                           (Chief Financial Officer)

Dated:  November 14, 1996  /s/ Roger F. Castoral, Jr.
                           Roger F. Castoral, Jr.
                           Vice President and Assistant Treasurer
                           (Principal Accounting Officer)

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of November, 1996.


                           ML-LEE ACQUISITION FUND, L.P.

                           By:  Mezzanine Investments, L.P.,
                           Managing General Partner

                           By:  ML Mezzanine Inc.,
                           its General Partner


Dated:  November 14, 1996
                           Audrey Bommer
                           Vice President and Treasurer
                           (Chief Financial Officer)

Dated:  November 14, 1996
                           Roger F. Castoral, Jr.
                           Vice President and Assistant Treasurer
                           (Principal Accounting Officer)