Form 10-K
period 1996-12-31
ML LEE ACQUISITION FUND L P
filed 1997-03-26
CIK 813343

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1996

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

     Portions of the definitive Proxy Statement relating to the 1997 Annual Meeting of Limited Partners of the Registrant are incorporated by reference in
Part III hereof. To be filed with the Commission not later than 120 days after Registrant's fiscal year end. Aggregate market value of voting securities held by non-affiliates: Not Applicable.

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

Mezzanine and Bridge Investments

     The Fund commenced operations on October 19, 1987 and completed its Investment Period on June 15, 1991. As of December 31, 1996, the Fund had outstanding a total of $103.1 million invested in Mezzanine Investments, representing (at cost) $93.5 million Managed and $9.6 million Non-Managed portfolio investments. As of December 31, 1996, there were no Bridge Investments outstanding.

     REVIEW OF INVESTMENTS SOLD DURING 1996

     General Nutrition Companies, Inc. ("GNC")

     GNC is a nationwide specialty retailer of vitamin and mineral supplements, personal care, fitness and other health-related products.

     On February 7, 1996 the Securities and Exchange Commission declared effective a Registration Statement filed by GNC in connection with the offering of up to 17,994,176 shares of GNC Common Stock, including 1,635,834 shares which were offered pursuant to the underwriters' over-allotment option. Of such shares, 16,358,342 were sold by certain selling shareholders of GNC, including the Fund, and the 1,635,834 shares subject to the underwriters' over-allotment option were sold by GNC. In connection with the offering, the Fund sold its entire remaining investment in GNC consisting of 4,903,766 shares of common stock for net proceeds of $101.7 million and realized a gain of $87.9 million. These net distributable proceeds of $206.61 per Unit were distributed on March 29, 1996 to Limited Partners of record as of the date of such sale.

     Petco Animal Supplies, Inc. ("Petco")

     On April 4, 1996 Petco filed a registration statement with the Securities and Exchange Commission for an offering of 5 million shares of Common Stock. Of the 5 million shares offered, 2.6 million were offered by Petco and the remaining shares were offered by certain current stockholders, including the Fund. The offering was effected on April 30, 1996 and the Fund sold its entire investment in Petco which consisted of 1,472,622 shares of Common Stock and received net proceeds from the sale of $40,290,965 or $27.36 per share. Net distributable proceeds of $81.82 per Unit were distributed on June 11, 1996, to Limited Partners of record as of the date of such sale. The Fund realized a gain of $24,445,187 on the sale.

     SFX Broadcasting, Inc.

     On February 22, 1996, the Fund sold its entire remaining investment in SFX Broadcasting Inc., consisting of 8,667 shares of common stock purchase warrants, for net proceeds of $125,672 or $14.50 per share. The Fund recognized a gain of $125,672 on the transaction.

     REVIEW OF INVESTMENTS IN MANAGED COMPANIES

     Alliance International Group, Inc. ("Alliance")

     Alliance is a producer of light gauge and porcelain enamel on steel for wiring and building surface and building product applications. As of December 31, 1996, the investment in Alliance is valued at cost.

     BeefAmerica, Inc. ("BeefAmerica")

     BeefAmerica is an integrated beef packing company operating slaughter and fabrication processing facilities in Nebraska. On March 29, 1996, BeefAmerica, entered into an agreement whereby BeefAmerica sold all of the capital stock of BeefAmerica Operating Company, Inc. ("Opco"), to BAOC Acquisition, Inc. ("BAOC"), a company owned by the President of Opco and certain other investors. Opco was the sole operating asset of BeefAmerica. As a result of such sale, the Fund, as chief creditor of BeefAmerica, received cash proceeds of $26 million, $10 million in Junior Preferred Stock of BAOC, and $14 million in Senior Preferred Stock of BAOC, in exchange for all subordinated notes held by the Fund. Although a realized loss of $50.98 million was recorded, the Fund reversed the unrealized depreciation totaling $90.98 million on the investment that was recorded in prior years. As a result, the Fund's year-end valuation of this investment (including the reversal of unrealized depreciation from the sale of the securities) for the year ended December 31, 1996 reflects total net unrealized appreciation of approximately $76.9 million, bringing the aggregate net unrealized depreciation to approximately $14 million through December 31, 1996.

     Celebrity, Inc.

     Celebrity, Inc. is a large supplier of high quality artificial floral products selling primarily to craft store chains and to other retailers and wholesale florists.

     On September 21, 1996, the Fund sold 5,769 shares of Celebrity, Inc. Common Stock for $75,000. Based upon the closing market price at December 31, 1996, the Fund has recorded $30,000 of unrealized appreciation on its remaining equity holding in Celebrity, Inc. for the year ended December 31, 1996. The Fund's year-end valuation reflects an aggregate net unrealized depreciation of $54,000 through 1996.

     Chadwick-Miller, Inc. ("CMI")

     CMI operates full-line retail book stores under the Encore, Lauriat and the Royal Discount Books names.

     In connection with the financial restructuring on November 23, 1994, of CMI and its holding company, CMI Holding Corp., the Fund's $5 million 14.75% Senior Note was redeemed. The net proceeds were $5 million, of which $3.1 million of such proceeds were classified as restricted cash and held in escrow. In connection with an additional financial restructuring of Chadwick Miller in July 1996, the Fund received all proceeds held in escrow plus accrued interest and exchanged all Common and Preferred Stock and Common Stock Purchase Warrants held for 39,487 new Common Stock Purchase Warrants and 15,406 Preferred Stock Purchase Warrants. No gain or loss was recognized on the transaction. The Fund's year-end valuation of this investment reflects net unrealized depreciation of $14.8 million for the year ended December 31, 1996, bringing the aggregate net unrealized depreciation to approximately $16.6 million through December 31, 1996.

     Cole National Corporation ("Cole")

     Cole was founded in 1944 as a provider of key duplication services. Since then, Cole has grown as a retailer and as of December 31, 1996, operates three separate retail subsidiaries: Cole Vision, Things Remembered and Cole Key. The investment in Cole is valued at cost as of December 31, 1996.

     Health o meter Products, Inc. ("Health o meter")

     Health o meter is a manufacturer of a comprehensive line of consumer, medical, office and food service scales and equipment under the Health o meter and Pelouze brand names, as well as related measuring instruments and personal care products. Mr. Coffee, a wholly-owned subsidiary of Health o meter and a manufacturer of automatic drip coffee makers and tea makers in the United States, offers an extensive line of automatic drip coffee makers, coffee filters, accessories and other kitchen counter-top appliances.

     As of December 31, 1996, the Fund holds 1,563,053 shares of Health o meter common stock which represents 14.7% of the outstanding common equity.

     Based upon the closing price at December 31, 1996, the Fund recorded net unrealized appreciation of $2.7 million on its equity investment in Health o meter for the year ended December 31, 1996. The Fund's year-end valuation of this investment reflects an aggregate of approximately $3.8 million in net unrealized appreciation through December 31, 1996.

     Playtex Products Inc. ("Playtex")

     Playtex manufactures and sells feminine hygiene products, nursery products, household rubber gloves, toothbrushes, and Jhirmack and LaCoupe haircare products. Based upon the closing market price at December 31, 1996, the Fund recorded approximately $701,000 of net unrealized appreciation in 1996 on its equity holdings in Playtex. The Fund's year-end valuation of this investment reflects an aggregate of approximately $8.0 million of net unrealized appreciation through December 31, 1996.

     Stanley Furniture Company, Inc. ("Stanley Furniture")

     Stanley Furniture designs, manufactures and markets furniture products. On November 13, 1996, Stanley Furniture completed a public offering of 1,000,000 shares of its common stock at a price of $16 per share. These shares were sold by the Fund and certain affliates of the Thomas H. Lee Company. Following the offering, Stanley purchased a total of 150,000 shares from the selling stockholders including the Fund at the same price per share. Pursuant to these transactions, the Fund sold a total of 1,115,256 shares of its Stanley common stock for $16.9 million or $15.12 per share. The Fund recognized a gain of $2.8 million on the transaction. Net distributable proceeds of $34.24 per Unit were distributed on December 23, 1996 to Limited Partners of record as of the dates of such sales.

     Based upon the closing market price at December 31, 1996, the Fund has recorded net unrealized appreciation for 1996 of approximately $23.6 million on its remaining equity holdings in Stanley Furniture. The Fund's year-end valuation of this investment reflects an aggregate of approximately $11.5 million net unrealized appreciation through December 31, 1996.

     During February 1997, the Fund sold an additional 31,515 shares of Stanley Common Stock pursuant to the provisions of Rule 144 under the Securities Act of 1933, as amended. Total proceeds from the sale were approximately $756,335. As of March 20, 1997, the Fund continues to hold 1,528,781 shares of Stanley Common Stock.

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

     Walter Industries, Inc. (formerly Hillsborough Holdings Corporation)

     Walter Industries Inc. offers a diversified line of products and related services for eight broad business areas including home-building, mortgage-related financing, and building and industrial products. In March, 1995, the bankruptcy court judge confirmed the reorganization plan for Hillsborough Holding Corporation, which emerged from bankruptcy as Walter Industries, Inc. Based upon the closing market price at December 31, 1996, the Fund recorded $436,000 of net unrealized appreciation on its equity holdings for the year ended December 31, 1996. This investment reflects an aggregate net unrealized depreciation of $2.7 million through December 31, 1996.

     SWO Holdings Corporation

     SWO Holdings Corporation is an operator of supermarkets located in Oklahoma, southern Kansas and Amarillo, Texas. On October 2, 1996, pursuant to a Joint Plan of Reorganization of Homeland Holding Corporation ("Homeland Holding") effective June 13, 1996, the Fund exchanged the 185,048 shares of Homeland Holding common stock and received 1,430 shares of new Homeland Holding common stock and 1,506 common stock purchase warrants. No gain or loss was recognized on the transaction. The Fund's valuation reflects $1.0 million of net unrealized depreciation for the year ended December 31, 1996, bringing the net aggregate unrealized depreciation to $690,000 through December 31, 1996.


     TLC Beatrice International Holdings, Inc.

     TLC Beatrice International Holdings, Inc. is a U.S.-based international food business with operations or significant equity interests in several operating companies. This investment is valued at cost as of December 31, 1996.

Competition

     The Fund has completed its investment period and reinvestment program and no longer has to compete for investments. However, a majority of the portfolio companies are participating in extremely competitive businesses.

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

Item 3.  Legal Proceedings

     On September 7, 1991, the Fund brought suit in the Court of Common Pleas for the County of Greenville, South Carolina against Deloitte & Touche in connection with Deloitte & Touche's audit opinions on the financial statements of Emb-Tex Corporation, formerly an operating subsidiary of a portfolio company of the Fund. The Fund contends that the value of Emb-Tex Corporation's inventory and operating income were substantially overstated in its financial statements. The Fund seeks actual and punitive damages in connection with the loss of its aggregate $18 million investment. Deloitte & Touche obtained a summary judgment in its favor and the Fund pursued an appeal in the Appellate Courts of South Carolina. On August 21, 1995, the South Carolina Court of Appeals reversed the summary judgment ruling and remanded the case for trial. On September 11, 1995, Deloitte & Touche filed a petition for rehearing with the Court of Appeals which was denied. Thereafter, Deloitte & Touche filed a petition for a writ of Certiorari with South Carolina Supreme Court, which was granted. A decision by the South Carolina Supreme Court is expected in 1997.

     On October 18, 1991, one Limited Partner of the Fund commenced a class action in the Supreme Court of the State of New York in the County of New York, on behalf of a class of all Limited Partners of record during 1990 or their successors in interest, against the Fund's Managing General Partner, ("MGP"), Individual General Partners, Investment Adviser and certain of their affiliates. The complaint alleged that the defendants breached the Fund's Partnership Agreement in 1990 by causing the Fund to pay $7,554,855 in incentive compensation to the MGP with respect to that year and sought monetary damages in the amount of $7,554,855, together with interest, and other relief. After trial, the Court found that the MGP Distributions for the fourth quarter of 1989 through the fourth quarter of 1990 were paid in violation of the Partnership Agreement and as a result, held the General Partners liable for repayment to the plaintiff class of $6,627,752 of excessive distributions, plus interest. The Court's decision dismissed Merrill Lynch & Co., Inc. and MLPF&S because they were not parties to the Partnership Agreement. On June 13, 1996, the Court amended its decision, dismissing ML Mezzanine Inc., the corporate general partner of the Fund's MGP because it was not a party to the Partnership Agreement. On July 25, 1996, judgment was entered against remaining Defendants in the amount of $10,399,505. The remaining Defendants have filed a Notice of Appeal on October 4, 1996, and expect to have a hearing on their appeal in 1997. The Fund may be obligated to indemnity and advance litigation expenses to one or more of the defendants under the terms and conditions of various indemnity provisions of the Fund's Partnership Agreement and separate indemnification agreements. The Fund has advanced litigation expenses to the indemnified parties based upon amounts which are deemed reimbursable in accordance with the indemnification provisions and has included these amounts in Legal and Professional Fees.

     On October 14, 1993, a Limited Partner commenced a putative class action in the U.S. District Court for the District of Delaware, purportedly on behalf of all persons who purchased limited partnership interests in the Fund between August 12, 1987 and the date of filing of the complaint, against the Fund, the Managing General Partner, the Individual General Partners, the Investment Adviser to the Fund and certain named affiliates of such persons. As amended, the complaint alleges that the defendants operated the Fund, and caused it to make certain investments, for the benefit of some or all of the defendants at the expense of the Fund's Limited Partners in breach of defendants' fiduciary and contractual duties to the Limited Partners, thereby violating federal securities laws applicable to the Fund and its affiliates under the Investment Company Act of 1940, as amended, as well as Delaware state law. By Order dated September 30, 1994 and Opinion dated October 14, 1994, the court granted in part and denied in part defendants' motion to dismiss the amended complaint, dismissing plaintiff's claims with respect to several investments as time-barred and dismissing all claims for aiding and abetting liability under the Investment Company Act of 1940. The plaintiff thereafter filed a second amended complaint on November 3, 1995 raising additional allegations in connection with certain transactions by the Fund, and alleging that defendants violated the Investment Company Act of 1940 and Delaware state law. In its Order and Opinion dated December 30, 1996, the court granted in part and denied in part the defandants' motion to dismiss the second amended complaint holding that a number of new claims and theories asserted by plaintiffs are dismissed as time-barred. Plaintiffs have moved for reconsideration of the Court's Order. The plaintiff seeks an accounting, rescission, rescissory or actual damages and punitive damages. Plaintiffs have moved to certify the case as a class action. Defendants have opposed that motion which is currently pending before the Court. The defendants in this action believe that the claims in the second amended complaint are without merit and have moved to dismiss them. Whether or not the plaintiff prevails on any remaining claims, the Fund may be obligated to indemnify and advance litigation expenses to certain of the defendants under the terms and conditions of various indemnity provisions in the Fund's Partnership Agreement and separate indemnification agreements, and the amounts of such indemnification and expenses could be material. In the opinion of legal council, the outcome of this case is not determinable at this time. The Fund has incurred litigation expenses which are recorded in professional fees.

     On August 2, 1996, an action was commenced against General Nutrition Companies, Inc. ("GNC"), its officers, directors and certain of its former shareholders, including the Fund, in the United States District Court for the Western District of Pennsylvania. Plaintiffs assert that GNC is liable for violations of Sections 11 and 12(a)(2) of the Securities Act of 1933 and Section 1-501(a) of the Pennsylvania Securities Act, arising out of allegedly false and misleading statements in the prospectus and registration statement for the February 7, 1996 public offering of GNC common stock, and for violations of
Section 10(b) of the Securities Exchange Act of 1934 and negligent misrepresentation arising out of allegedly false and misleading public statements during the period from the public offering through May 28, 1996. Plaintiffs also allege that certain officers, directors and shareholders of GNC, including the Fund, as well as the underwriters for the public offering, are liable for certain of such violations of the federal and state securities laws and/or control person liability in connection therewith, and negligent misrepresentation. Plaintiffs seek certification of the action as a class action purportedly on behalf of all persons, other than defendants, who purchased shares of GNC common stock during the proposed class action period from February 7, 1996 through May 28, 1996. The defendants filed a motion to dismiss the action in its entirety on December 2, 1996, which motion is still in its briefing stages. The defendants in this action believe that the claims against them are without merit. In the opinion of legal council, the outcome of this case is not determinable at this time.

Item 4.  Submission of Matters to a Vote of Security-Holders

         No matters were submitted to a vote of the Limited Partners of the Fund during the fourth quarter of the year ended December 31, 1996.

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

     The approximate number of Unit holders as of January 1, 1997, the last effective date of transfer (as described below), was 36,542. The Managing General Partner also holds a general partner interest in the Fund.

         Effective November 9, 1992, MLPF&S introduced a new limited partnership secondary service through Merrill Lynch's Limited Partnership Secondary Transaction Department ("LPSTD"). This service assists Merrill Lynch clients wishing to buy or sell limited partnership interests, but does not represent an established trading market for the Units.

     Beginning with the December 1994 client account statements, MLPF&S implemented new guidelines for providing estimated values of limited partnerships and other direct investments reported on client account statements. As a result, MLPF&S no longer reports the general partner's estimate of limited partnership net asset value to Unit holders. Pursuant to such MLPF&S guidelines, estimated values for limited partnership interests originally sold by MLPF&S (such as the Fund's Units) will be provided two times per year to MLPF&S by independent services. These estimated values will be based on financial and other information available to the independent services on the prior August 15th for reporting on December year-end client account statements and month-end account statements through May of the following year, and on information available to the services on March 31st for reporting on June through November MLPF&S client account statements of the same year. MLPF&S clients may contact their MLPF&S Financial Consultants or telephone the number provided to them on their account statements to obtain a general description of the methodology used by the independent valuation services to determine their estimates of value. The estimated values provided by the independent services and the Fund's current net asset value as estimated by the general partner are not market values and Unit holders may not be able to sell their Units or realize either amount upon a sale of their Units. In addition, Unit holders may not realize the independent estimated value or the Fund's current net asset value upon the liquidation of the Fund's assets over its remaining life.

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

     Accordingly, Distributable Cash from investments for a quarter and Distributable Capital Proceeds from sales after transfer or assignment have been entered into, but before such transfer and assignment is recognized by the Managing General Partner, will be payable to the transferor and not the transferee.

Cash Distributions

     The Fund has made quarterly distributions, including both Distributable Cash from Investments and Distributable Capital Proceeds. The Fund's ability to make future distributions is restricted.

     As set forth in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - the information contained is incorporated herein by reference.

Item 6. Selected Financial Data

                                                                    For the Years Ended
Supplemental Information          December 31, 1996    December 31, 1995  December 31, 1994   December 31, 1993   December 31, 1992
Schedule
  Selected Financial Data

TOTAL FUND INFORMATION:

Net Investment Income (Loss)           $ (1,411,814)      $ (1,155,421)        $  9,305,007     $    125,500        $    13,891,693

Net Realized Gains (Losses) on
  Investments                            63,695,316         75,808,138          (37,008,074)      69,148,273            (15,434,983)
Net Change in Unrealized
  Appreciation(Depreciation) on
  Investments                           (23,317,903)         9,920,766            9,271,721       91,162,444             16,629,394

Cash Distributions to Partners    (a)   195,931,182        186,920,065           43,760,745       56,612,752             24,010,059

Net Assets                               97,387,831        254,353,413          356,699,995      418,892,086            315,068,621
Cost of Mezzanine Investments           103,063,947        223,694,546          336,632,272      387,857,896            471,148,771
Total Assets                             97,635,860        254,776,082          357,777,636      431,723,973            382,150,325
Outstanding Loan Payable                         --                 --                   --        9,594,004             62,235,603

PER UNIT OF LIMITED PARTNERSHIP
INTEREST:
Investment Income                      $       6.21       $      11.68         $      37.10     $      21.65        $         57.75
Expenses                                      (9.08)            (14.03)              (18.20)          (21.39)                (29.53)
                                       ------------       ------------         ------------     ------------       ----------------
Net Investment Income (Loss)                  (2.87)             (2.35)               18.90              .26                  28.22
                                       ============       ============         ============     ============       ================
Net Realized Gains (Losses) on
  Investments                          $     129.35       $     153.95        $      (75.16)    $     140.43        $        (31.35)

Net Change in Unrealized
  Appreciation (Depreciation)                (51.46)             20.15                18.83           185.13                  33.77

Cash Distributions              (a)          397.90             379.60                88.87           114.97                  48.76

Net Asset Value                              197.07             519.95               727.79           854.10                 643.25


(a) Includes $72,697,537 or $147.70 per Limited Partnership Unit return of capital from the sales of Mezzanine Investments

         See the Cash  Distributions  Schedule for further information.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity & Capital Resources


     As of December 31, 1996, the Fund had a total of (at cost) $103,063,947 (including $1,122,216 of payment-in-kind notes and $6,485,801 of payment-in-kind equity) invested in Mezzanine Investments, representing $93,467,506 Managed and $9,596,443 Non-Managed portfolio investments. These investments were financed by net offering proceeds and debt financing. This represents a $120 million decrease versus the total at December 31, 1995 of $223,694,546. The decrease in gross assets is due to sales and redemptions of the Fund's investments during 1996. The Fund's Mezzanine Investments consist of high-yield subordinated debt and/or preferred stock linked with an equity participation in middle market companies typically issued in private placement transactions and are usually subject to restrictions on the transfer or sale of the security, thereby limiting their liquidity. The Fund's remaining Mezzanine Investments currently consist of common and preferred equity.

     On August 13, 1991, the Fund completed a refinancing of its credit agreement with a lending group led by The First National Bank of Chicago ("First Chicago"). The new agreement provided the Fund with a maximum of $140 million, consisting of a $100 million term loan and a $40 million revolving credit line, both maturing on July 31, 1998 (the Credit Facility). The Fund had pledged substantially all of its securities to secure repayment of the Credit Facility. The agreement generally provides for mandatory prepayments, and a permanent reduction in the Credit Facility, equal to the lesser of cost or cash proceeds in the event of the sale or other cash disposition of Mezzanine Investments.

     On October 29, 1993, the Fund amended its Credit Facility Agreement enabling the Fund to make prepayments of the term loan at any time and without any corresponding reduction to the revolving credit line. As a result of paydowns of the term loan, the Fund's outstanding term loan was paid in full as of March 29, 1994. Additionally, the Fund's remaining credit line was further amended to reduce the commitments thereunder to $7.5 million. As of March 31, 1997, the Fund had the entire $7.5 million credit line available.

     The Fund is now in its tenth year of operation. Because all but one of the Fund's debt investments were previously sold or redeemed, interest and other income expected to be received by the Fund may not be sufficient to cover the Fund's expenses. As a result, future cash distributions to Limited Partners will be mostly derived from capital proceeds and gains resulting from sales of securities. The amount and timing of asset sales are dependent on future market conditions and therefore are inherently unpredictable. Generally, the proceeds generated from the sale of the Fund's investments will be distributed to partners only after payment of obligations of the Fund, or for appropriate reserves. To fund the anticipated cash flow shortfall in the near future and to maintain adequate reserves for possible follow-on investments and expenses, the Fund reserved $15 million of the proceeds received from the Playtex notes sale in February, 1993. A portion of the reserve was used to make follow-on investments in American Health Companies, Duro-Test Corp., Chadwick-Miller, Health o meter and Petco, along with a distribution to partners in the second quarter of 1993 of $424,264 and the first quarter of 1997 of $1 million. In addition, $2.9 million was utilized from the reserve to pay down a portion of the First Chicago loan on January 6, 1994. The Fund's reserve balance as of March 20, 1997 was approximately $3.1 million which has been invested in temporary investments. As of the last meeting of the Independent General Partners on February 25, 1997, the Independent General Partners have approved retention of the reserve at its current level.

Investment in High-Yield Securities

     The Fund invested primarily in subordinated debt and preferred stock securities ("High-Yield Securities"), generally linked with an equity participation, issued in conjunction with the mezzanine financing of privately structured, friendly leveraged acquisitions, recapitalizations and other leveraged financings. High-Yield Securities are debt and preferred equity securities that are unrated or are rated by Standard & Poor's Corporation as BB or lower and by Moody's Investor Services, Inc. as Ba or lower. Risk of loss upon default by the issuer is significantly greater with High-Yield Securities than with investment grade securities because High-Yield Securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, these issuers usually have high levels of indebtedness and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than investment grade issuers. Most of these securities are subject to resale restrictions and have no quoted market price.

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

     Certain issuers of securities held by the Fund (Celebrity, Playtex, Stanley Furniture and Health o meter) have registered their equity securities in public offerings. Although the equity securities of the same class presently held by the Fund (except Celebrity Inc., Stanley Furniture and Health o meter) were not registered in these offerings, the Fund has the ability under Rule 144 under the Securities Act of 1933 to sell publicly traded equity securities held by it for at least two years on the open market, subject to the volume restrictions set forth in that rule. The Rule 144 volume restrictions generally are not applicable to equity securities of non-affiliated companies held by the Fund for at least three years. The Fund in certain cases has agreed not to make any sales of equity securities for a specified hold-back period following a public offering.

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

Results of Operations

Investment Income and Expenses

     The total investment income earned on investments for the year ended December 31, 1996 was $3,061,608, of which $1,611,001 was earned from Mezzanine Investments and $1,450,607 was earned from Temporary Investments. For the same period in 1995, total investment income earned on investments was $5,751,535, of which $4,412,491 was earned from Mezzanine Investments and $1,339,044 was earned from Temporary Investments.

     For the same period in 1994, total investment income earned on investments was $18,265,190 of which $17,764,759 was earned from Mezzanine Investments and $500,431 was earned from Temporary Investments.

     For the year ended December 31, 1996, the Fund had net investment loss from operations of $1,411,814 as compared to a net investment loss of $1,155,421 and net investment income of $9,305,007 for the same periods in 1995 and 1994, respectively. The decrease in net investment income for the year ended December 31, 1996 compared to the year ended December 31, 1995 is the result of the decrease in interest income generated from debt investments held by the Fund at December 31, 1996. During the twelve month period ending December 31, 1996 the Fund held one security that generated interest income. However, the reduction in interest income during 1996 was partially offset by a reduction of Fund expenses; primarily Investment Advisory Fees and Fund Administration Fees and Expenses.

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

     Major expenses for the period consisted of the Legal and Professional  Fees
Investment   Advisory  Fee,  and  Fund   Administration  Fees  and  Reimbursable
Administrative Expenses.

     The Investment Adviser and Fund Administrator receive their compensation on a quarterly basis. The total Investment Advisory Fee paid to the Investment Adviser for the year ended December 31, 1996 was $1,282,991, compared with $2,770,934 for the year ended December 31, 1995 and $3,652,538 for the year ended December 31, 1994. The fee is calculated at an annual rate of 1% of Assets Under Management, subject to certain reductions as specified in the Fund's Partnership Agreement with a minimum annual payment of $1.2 million. This decrease in 1996 as compared to 1995 and 1994 Investment Advisory Fees is a direct result of the reductions in outstanding borrowings, sales of investments, returns of capital to partners and realized losses on investments.

     Legal and Professional Fees paid by the Fund consist primarily of legal fees incurred in conjunction with the Fund's litigation. For the years ended December 31, 1996, 1995 and 1994, legal and professional fees were $1,559,223, $1,584,381 and $2,338,418, respectively. This decrease is primarily attributable to the decrease in litigation expenses incurred by the Fund to support its claims and defending allegations against various parties as well as legal fees required to be advanced by the Fund in connection with the litigation described in Note 12 to the Financial Statements.

     Total Fund Administration Fees paid to the Fund Administrator for the year ended December 31, 1996, 1995 and 1994 were $299,335, $1,330,212 and $1,843,910, respectively. Beginning October 19, 1995, the Fund Administration Fee changed to an annual fee of $300,000, plus 100% of actual out-of-pocket expenses incurred by the Fund Administrator, as noted below. For the period ending October 19, 1995, Fund Administration Fees were calculated at an annual rate of 0.45% of net offering proceeds reduced by one-half of the sum of returns of capital to partners and realized losses on investments, with a minimum annual payment of $400,000. This decrease in Fund Administration Fees reflects adjustments relating to a return of capital and realized losses recorded in 1995 and the change in the Fund Administration fee to $300,000 per annum.

     Beginning October 19, 1995, in accordance with Partnership Agreement, the Fund Administrator is being reimbursed by the Fund for 100% of the out-of-pocket expenses incurred. Total out-of-pocket expenses incurred by the Fund were $414,544 for the year ended December 31, 1996. For the period ending October 19, 1995, the Fund's expenses for accounting, audit, printing, tax preparation and other administrative services ("out-of-pocket expenses") (excluding the costs of bonding and extraordinary legal expenses) were paid by the Fund Administrator.

     Loan fees consist of fees on the unused portion of the Fund's facility, loan administration fees, amortization of the loan advisory and facility fees and various miscellaneous fees attributable to the facility. Loan fees for the years ended December 31, 1996, 1995 and 1994 totaled $701,021, $738,029, and
$772,593, respectively. This decrease in 1996 as compared to the 1995 and 1994 loan fees is the result of reductions in the Credit Facility.

Net Assets

     The Fund's  net  assets  decreased  by  $156,965,582  during the year ended
December 31, 1996 due to net investment loss of $1,411,814 and cash distributions to partners of $195,931,182 ($72,697,537 of cash distributions distributed in 1996 was return of capital from the sales of portfolio investments) and additional net unrealized depreciation of $23,317,903, offset by net realized gains of $63,695,316.

     The Fund's net assets decreased by $102,346,582 during the year ended December 31, 1995 due to cash distributions to partners of $186,920,065 ($61,054,782 of the cash distributions paid were return of capital from the sales of Mezzanine Investments) and net realized losses of $1,155,421 partially offset by additional net unrealized appreciation of $9,920,766 and net realized gains of $75,808,138.

     The Fund's net assets increased by $62,192,091 during the year ended December 31, 1994 due to additional net unrealized appreciation of $9,271,721, net realized losses of $37,008,074 and net investment income of $9,305,007 partially offset by cash distributions to partners of $43,760,745 ($4,046,615 of the of cash distributions distributed in 1993 was return of capital from the sales of portfolio investments).

Unrealized Appreciation and Depreciation on Investments

     For the year ended December 31, 1996, the Fund recorded total net unrealized depreciation of $23.3 million, of which $111.9 million was a reversal of net unrealized appreciation for investments sold during 1996. Approximately $27.5 million recorded in 1996 related to net unrealized appreciation recorded in the market value of publicly traded securities held by the Fund at December 31, 1996. This compares to a net unrealized appreciation of $9.9 million of which $11.9 million was related to net unrealized depreciation in market value of publicly traded/underlying publicly traded securities held by the Fund at December 31, 1995. For the year ended December 31, 1994, the Fund recorded net unrealized appreciation of $9.3 million of which $39.2 million was related to net depreciation in market value of publicly traded securities. The Fund's cumulative net unrealized depreciation on investments at December 31, 1996 totaled $10.8 million.

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

     Approximately 62% of the Fund's investments (at cost) are invested in private placement securities for which there are no ascertainable market values. Although the Managing General Partner and Investment Adviser use their best judgment in estimating the fair value of these investments, there are inherent limitations in any estimation technique. Therefore, the fair value estimates presented herein are not necessarily indicative of the amount which the Fund could realize in a current transaction.

     The information presented herein is based on pertinent information available to the Managing General Partner and Investment Adviser as of December 31, 1996. Although the Managing General Partner and Investment Adviser are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time; and the current estimated fair value of these investments may have changed significantly since that point in time.

     The Fund's valuation of the common stock of Celebrity, Inc., Health o meter, Playtex, Stanley Furniture and Walter Industries reflect their closing market price at December 31, 1996.

     The Health o meter, Playtex and Stanley Furniture securities held by the Fund are restricted securities under the Securities and Exchange Commission's Rule 144 and can only be sold under that rule, in a registered public offering, or pursuant to an exemption from the registration requirement. In addition, resale in some cases is restricted by lockup or other agreements. The Fund may be considered an affiliate of Health o meter and Stanley Furniture pursuant to Rule 144, under the securities act of 1933 and therefore, any resale of Health o meter or Stanley Furniture securities under Rule 144, is limited by the volume limitations in that rule. Accordingly, the values referred to in the financial statements for the Health o meter, Playtex and Stanley Furniture securities held by the Fund do not necessarily represent the prices at which these securities could currently be sold.

         As overall economic, market and business conditions improve, the sales and profit levels of some of the Fund's companies have increased, resulting in higher valuations for some of the Fund's equity investments.

         For additional information, please refer to the Supplemental Schedule of Unrealized Appreciation and Depreciation (Schedule 2).

Realized Gains and Losses

     Net realized gains on investments for the year ended December 31, 1996 were $63,695,316 compared to a net realized gain of $75,808,174 in 1995 and a net realized loss of $37,008,074 for 1994.

         For additional information, please refer to the Supplemental Schedule of Realized Gains and Losses (Schedule 1).

Cash Distributions

     On February 3, 1997, the Individual General Partners approved the fourth quarter 1996 cash distribution totaling $650,009, which consisted of $92,310 of net investment income from Temporary Investments, $4,058 return of capital from the sale of Mezzanine Investments, $1 million return of the Reserve for Follow-On-Investments, which was reduced to pay Fund expenses of $446,359. The total amount distributed to Limited Partners was $643,485, or $1.32 per Unit. The Managing General Partner received $6,524 in proportion to its 1% interest in the Fund. The distributions were made on February 14, 1997.

Cash Distributions
     The following  table  represents  distributions  approved by the Individual
General Partners of ML-Lee  Acquisition Fund, L.P. since inception  (October 19,
1987):

                              Total            Total Distributed to         Per Unit        Managing
                           Distributed          Limited Partners           Return of        General        Incentive
                              Cash              Amount        Per Unit*      Capital**      Partner         Fee***
Fourth Quarter 1987        $   2,577,304   $   2,551,531      $    6.14           -       $  25,773      $       -
First Quarter 1988             6,328,879       6,266,217          14.80           -          62,662              -
Second Quarter 1988            7,495,858       7,420,899          16.50           -          74,959              -
Third Quarter 1988            14,228,737      14,086,450          29.45           -         142,287              -
Fourth Quarter 1988           13,788,416      13,074,454          26.82           -         137,884        576,078
First Quarter 1989            16,291,215      15,034,161          30.84           -         162,929      1,094,125
Second Quarter 1989           15,374,977      13,771,564          28.25           -         153,740      1,449,673
Third Quarter 1989            36,416,661      28,292,735          58.64           -         364,164      7,759,762
Fourth Quarter 1989           19,252,214      13,284,076          27.25           -         192,558      5,775,580
First Quarter 1990            10,119,121       7,180,713          14.73           -         101,197      2,837,211
Second Quarter 1990            5,270,048       3,636,668           7.46           -          52,690      1,580,690
Third Quarter 1990            12,467,001       9,783,904          20.07           -         124,649      2,558,448
Fourth Quarter 1990            7,138,368       6,488,478          13.31           -          71,384        578,506
First Quarter 1991             1,496,932       1,481,967           3.04           -          14,965              -
Second Quarter 1991            5,298,352       5,245,382          10.76           -          52,970              -
Third Quarter 1991             5,539,662       5,484,251          11.25           -          55,411              -
Fourth Quarter 1991            6,829,769       6,761,472          13.87           -          68,297              -
First Quarter 1992             9,611,889       9,515,786          19.52           -          96,103              -
Second Quarter 1992            5,997,616       5,937,616          12.18       10.37          60,000              -
Third Quarter 1992             1,570,785       1,555,090           3.19           -          15,695              -
Fourth Quarter 1992            1,989,335       1,969,456           4.04           -          19,879              -
First Quarter 1993            18,170,064      17,988,344          36.90       36.15         181,720              -
Second Quarter 1993            5,086,627       5,035,761          10.33         .86          50,866              -
Third Quarter 1993            31,366,725      31,053,049          63.70           -         313,676              -
Fourth Quarter 1993           29,052,375      28,761,851          59.00           -         290,524              -
First Quarter 1994             8,001,724       7,921,696          16.25        6.52          80,028              -
Second Quarter 1994            1,083,292       1,072,476           2.20        1.22          10,816              -
Third Quarter 1994             5,623,355       5,567,124          11.42         .48          56,231              -
Fourth Quarter 1994            7,602,855       7,526,830          15.44        5.04          76,025              -
First Quarter 1995            44,671,712      44,225,002          90.72       41.20         446,710              -
Second Quarter 1995           19,863,955      19,665,306          40.34       17.13         198,649              -
GNC Distribution on
  August 14, 1995            114,190,626     113,048,699         231.90       59.86       1,141,927              -
Third Quarter 1995               590,917         584,987           1.20         .75           5,930              -
Fourth Quarter 1995            5,391,914       5,338,005          10.95   (a) 13.66          53,909              -
First Quarter 1996            26,916,067      26,646,919          54.66       53.06         269,148              -
GNC Distribution on
  March 29, 1996             101,737,501     100,720,102         206.61       27.94       1,017,399              -
Petco Distribution on
  June 11, 1996               40,289,255      39,886,350          81.82       16.66         402,905              -
Second Quarter 1996            4,027,927       3,987,660           8.18        6.45          40,267              -
Third Quarter 1996               709,056         701,984           1.44   (a)  2.15           7,072              -
Stanley Distribution
  on December 23, 1996        16,860,231      16,691,623          34.24       27.78         168,608              -
Fourth Quarter 1996              650,009         643,485           1.32   (a)  2.04           6,524              -
                           -------------   -------------      ---------   ---------    ------------    -----------
Totals                     $ 686,969,326   $ 655,890,123      $1,350.73   $  329.32    $  6,869,130    $24,210,073
                           =============   =============      =========   =========    ============    ===========


* For periods prior to Third Quarter 1988, the amounts shown are for the 1st closing participants only. Subsequent closings' amounts as to such periods will vary.

**    The Per Unit Return of Capital  figures are included in the total Per Unit
      Distribution amount in the previous column.

*** Incentive distributions paid to the Managing General Partner for exceeding the cumulative Priority Return on Mezzanine Investments to Limited Partners.

(a)   Per Unit Return of Capital  amounts  reported, for the fourth  quarter 1995, the second quarter 1996 and the fourth  quarter 1996,  respectively,  were reduced by $2.71 per Unit, $.71 per Unit and $.72 per Unit, respectively, to pay
      Fund expenses during such quarters.

Item 8.       Financial Statements and Supplementary Data


                          ML-LEE ACQUISITION FUND, L.P.


                                TABLE OF CONTENTS


Report of Independent Accountants

Statements of Assets,  Liabilities and Partners' Capital
   As of December 31, 1996 and December 31, 1995

Statements of Operations
   For the Years Ended December 31, 1996, 1995 and 1994

Statements of Changes in Net Assets
   For the Years Ended December 31, 1996, 1995 and 1994

Statements of Cash Flows
   For the Years Ended December 31, 1996, 1995 and 1994

Statements of Changes in Partners' Capital
   For the Years Ended December 31, 1996, 1995 and 1994

Schedule of Portfolio Investments - December 31, 1996

Notes to Financial Statements

Supplementary Schedule of Realized Gains and Losses (Schedule 1)

Supplementary Schedule of Unrealized Appreciation and Depreciation (Schedule 2)

PART III - OTHER INFORMATION

Item 10. Directors and Executive Officers of the Registrant
Item 14. Exhibits Financial Statement Schedules and Reports on Form 8-K.

                       Report of Independent Accountants


To the General and Limited Partners of
ML-Lee Acquisition Fund L.P.

     In our opinion, the accompanying statements of assets, liabilities and partners' capital, including the schedule of portfolio investments, and the related statements of operations, of changes in net assets, of cash flows, and of changes in partners' capital present fairly, in all material respects, the financial position of ML-Lee Acquisition Fund L.P. (the "Fund") at December 31, 1996 and 1995, and the results of its operations, the changes in its net assets, its cash flows, and the changes in its partners' capital for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Fund's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits, which included confirmation of securities at December 31, 1996 by correspondence with the custodian and brokers and the application of alternative auditing procedures where confirmations were not received, provide a reasonable basis for the opinion expressed above.

     The financial statements include securities, valued at $92,228,926 at December 31, 1996 (94.7% of net assets), whose values have been estimated by the Managing General Partner and the Investment Adviser (with the approval of the Independent General Partners) in the absence of readily ascertainable market values, as further described in Note 2. We have reviewed the procedures used by the Managing General Partner and the Investment Adviser in arriving at their estimate of value and have inspected underlying documentation, and, in the circumstances, we believe the procedures are reasonable and the documentation appropriate. However, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material to the financial statements.

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


PRICE WATERHOUSE LLP
New York, New York

March 20, 1997

                          ML-LEE ACQUISITION FUND, L.P.
             STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
                             (DOLLARS IN THOUSANDS)

                                                                              December 31, 1996       December 31, 1995
                                                                              -----------------       -----------------

ASSETS:
Investments - Notes 2, 8, 9
  Portfolio Investments at fair value
    Managed Companies (amortized cost $93,468
         at December 31, 1996 and $214,099 at December 31, 1995)                $        86,067         $       229,416
    Non-Managed Companies (amortized cost $9,597
         at December 31, 1996 and at December 31, 1995)                                   6,183                   6,782
    Temporary Investments, at amortized cost (cost $4,040 at
         December 31, 1996 and $7,357 at December 31, 1995)                               4,047                   7,370
Cash (of which $6,049 was restricted at December 31, 1995) - Note 8                          10                   6,054
Prepaid Loan Fees - Notes 2, 4                                                            1,022                   1,661
Prepaid Expenses and Other Receivables                                                      307                     116
Receivable for Investments Sold                                                               -                   3,377
                                                                                ---------------         ---------------
TOTAL ASSETS                                                                    $        97,636         $       254,776
                                                                                ===============         ===============

LIABILITIES AND PARTNERS' CAPITAL:

Liabilities
    Legal and Professional Fees Payable                                         $           122         $            60
    Reimbursable Administrative Expenses Payable                                            103                     171
    Independent General Partner Expenses Payable                                             23                      28
    Deferred Interest Income - Note 2                                                         -                     164
                                                                                ---------------         ---------------
Total Liabilities                                                                           248                     423
                                                                                ---------------         ---------------
Partners' Capital - Note 3
    Managing General Partner                                                              1,317                     884
    Limited Partners (487,489 Units)                                                     96,071                 253,469
                                                                                ---------------         ---------------
Total Partners' Capital                                                                  97,388                 254,353
                                                                                ---------------         ---------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                                         $        97,636         $       254,776
                                                                                ===============         ===============



              See the Accompanying Notes to Financial Statements.

                                           ML-LEE ACQUISITION FUND, L.P.
                                             STATEMENTS OF OPERATIONS
                                               (DOLLARS IN THOUSANDS)

                                                                     For the Years Ended December 31,
                                                                 1996                1995              1994
                                                               --------           --------           --------
INVESTMENT INCOME - Notes 2, 8, 10:
Interest                                                       $  1,444           $  3,804           $ 14,683
Discount                                                          1,451              1,339                498
Dividend & Other Income                                             167                609              3,084
                                                               --------           --------           --------
    TOTAL INCOME                                                  3,062              5,752             18,265
                                                               --------           --------           --------
EXPENSES:
Investment Advisory Fee - Note 5                                  1,283              2,771              3,652
Fund Administration Fee - Note 6                                    299              1,330              1,844
Reimbursable Administrative Expenses - Note 6                       415                171               --
Loan Fees - Notes 2, 4                                              701                738                773
Independent General Partners' Fees and Expenses - Note 7            208                304                285
Legal and Professional Fees                                       1,559              1,584              2,338
Insurance Expense                                                     8                  9                 10
Interest Expense                                                     --                 --                 58
                                                               --------           --------           --------
    TOTAL EXPENSES                                                4,473              6,907              8,960
                                                               --------           --------           --------
NET INVESTMENT INCOME (LOSS)                                     (1,411)            (1,155)             9,305
NET REALIZED GAIN (LOSS) ON INVESTMENTS -                      --------           --------           --------
     NOTE 8 AND SCHEDULE 1                                       63,695             75,808            (37,008)
NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION)           --------           --------           --------
     ON INVESTMENTS - NOTE 9 AND SCHEDULE 2
        Publicly Traded Securities                              (84,416)            (7,571)           (39,245)
        Nonpublic Securities                                     61,098             17,492             48,516
                                                               --------           --------           --------
             Subtotal                                           (23,318)             9,921              9,271
                                                               --------           --------           --------
NET INCREASE (DECREASE) IN NET ASSETS
   RESULTING FROM OPERATIONS                                   $ 38,966           $ 84,574           $(18,432)
                                                               ========           ========           ========




                  See the Accompanying Notes to Financial Statements.


                             ML-LEE ACQUISITION FUND, L.P.
                          STATEMENTS OF CHANGES IN NET ASSETS
                                (DOLLARS IN THOUSANDS)

                                                                     For the Years Ended December 31,
                                                               1996                1995                1994
                                                            ---------           ---------           ---------
 FROM OPERATIONS:
Net Investment Income (Loss)                                $  (1,411)          $  (1,155)          $   9,305
Net Realized Gain (Loss) on Investments                        63,695              75,808             (37,008)
Net Change in Unrealized Appreciation (Depreciation)
  on Investments                                              (23,318)              9,921               9,271
                                                            ---------           ---------           ---------
Net Increase (Decrease) in Net Assets Resulting
  from Operations                                              38,966              84,574             (18,432)
Cash Distributions to Partners                               (195,931)           (186,920)            (43,761)
                                                            ---------           ---------           ---------
Total Increase (Decrease)                                    (156,965)           (102,346)            (62,193)
NET ASSETS:
Beginning of Period                                           254,353             356,699             418,892
                                                            ---------           ---------           ---------
End of Period                                               $  97,388           $ 254,353           $ 356,699
                                                            =========           =========           =========



                 See the Accompanying Notes to Financial Statements.

                                         ML-LEE ACQUISITION FUND, L.P.
                                           STATEMENTS OF CASH FLOWS
                                            (DOLLARS IN THOUSANDS)

                                                                                       For the Years Ended December 31,

Increase (Decrease) in Cash and Cash Equivalents                                   1996             1995               1994
                                                                                ---------        ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Interest, Dividends and Discount Income                                       $   2,598        $   6,219        $  11,098
  Investment Advisory Fee                                                          (1,283)          (2,771)          (3,652)
  Fund Administration Fee                                                            (299)          (1,330)          (1,844)
  Reimbursable Administrative Expenses                                               (483)              --               --
  Legal and Professional Fees                                                      (1,393)          (1,911)          (2,181)
  Loan Fees and Expenses                                                              (62)            (116)             (73)
  Independent General Partners' Fees and Expenses                                    (213)            (296)            (294)
  (Purchase) Sale of Temporary Investments, Net                                     3,317            3,141           20,643
  Proceeds from Sale of Portfolio Company Investments                             187,705          186,596           39,502
  Purchase of Portfolio Company Investments                                            --               --           (6,344)
  Interest Expense                                                                     --               --              (58)
                                                                                ---------        ---------        ---------
    Net Cash Provided by Operating Activities                                     189,887          189,532           56,797
                                                                                ---------        ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of Borrowings, Net                                                       --                --           (9,594)
  Cash Distributions to Partners                                                 (195,931)        (186,920)         (43,761)
                                                                                ---------        ---------        ---------
    Net Cash Applied to Financing Activities                                     (195,931)        (186,920)         (53,355)
                                                                                ---------        ---------        ---------
  Net Increase (Decrease) in Cash                                                  (6,044)           2,612            3,442
  Cash at Beginning of Period                                                       6,054            3,442               --
                                                                                ---------        ---------        ---------
   Cash at End of Period                                                        $      10        $   6,054        $   3,442
                                                                                =========        =========        =========


                              RECONCILIATION OF NET INVESTMENT INCOME (LOSS)
                               TO NET CASH PROVIDED BY OPERATING ACTIVITIES


Net Investment Income (Loss)                                                    $  (1,411)       $  (1,155)       $   9,305
                                                                                ---------        ---------        ---------
Adjustments to Reconcile Net Investment Income (Loss)
    to Net Cash Provided by Operating Activities:
  Decrease in Investments                                                         123,947          116,079           79,085
  (Increase) Decrease in Receivable for Investments Sold                            3,377           (2,150)          13,781
  (Increase) Decrease in Accrued Interest,
     Dividend and Discount Receivables                                               (458)             466           (7,167)
  Decrease in Prepaid Expenses                                                        748              530              684
  Increase (Decrease) in Independent General Partner Fees Payable                      (5)               7                3
  Increase (Decrease) in Reimbursable Administrative Expenses Payable                 (68)             171             --
  Increase (Decrease) in Legal and Professional Fees Payable                           62             (224)             171
  Net Realized Gain (Loss) on Investments                                          63,695           75,808          (37,008)
  Decrease in Option Payable                                                           --               --           (2,057)
                                                                                ---------        ---------        ---------
Total Adjustments                                                                 191,298          190,687           47,492
                                                                                ---------        ---------        ---------
Net Cash Provided by Operating Activities                                       $ 189,887        $ 189,532        $  56,797
                                                                                =========        =========        =========


               See the Accompanying Notes to Financial Statements.

                          ML-LEE ACQUISITION FUND, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                             (DOLLARS IN THOUSANDS)



                                                              Managing
                                                              General             Limited
                                                              Partner            Partners       Total
                                                             ---------          ---------     ---------
For the Twelve Months Ended December 31, 1994
Partners' Capital at January 1, 1994
Allocation of Net Investment Income                        $        93        $     9,212    $     9,305
Allocation of Net Realized Loss on Investments                    (370)           (36,638)       (37,008)
Allocation of Net Change in Unrealized Appreciation                 93              9,178          9,271
Cash Distributions to Partners                                    (438)           (43,323)       (43,761)
                                                           -----------        -----------    -----------
Partners' Capital at December 31, 1994                     $     1,908        $   354,791    $   356,699
                                                           ===========        ===========    ===========

For the Twelve Months Ended December 31, 1995
Partners' Capital at January 1, 1995                       $     1,908        $   354,791    $   356,699
Allocation of Net Investment Loss                                  (12)            (1,143)        (1,155)
Allocation of Net Realized Gain on Investments                     758             75,050         75,808
Allocation of Net Change in Unrealized Appreciation                 99              9,822          9,921
Cash Distributions to Partners                                  (1,869)          (185,051)      (186,920)
                                                           -----------        -----------    -----------
Partners' Capital at December 31, 1995                     $       884        $   253,469    $   254,353
                                                           ===========        ===========    ===========



For the Twelve Months Ended December 31, 1996 - Note 3
Partners' Capital at January 1, 1996                       $       884         $  253,469    $   254,353
Allocation of Net Investment Loss                                  (14)            (1,397)        (1,411)
Allocation of Net Realized Gain on Investments                     637             63,058         63,695
Allocation of Net Change in Unrealized Depreciation              1,769            (25,087)       (23,318)
Cash Distributions to Partners                                  (1,959)          (193,972)      (195,931)
                                                           -----------         ----------    -----------
Partners' Capital at December 31, 1996                     $     1,317         $   96,071    $    97,388
                                                           ===========         ==========    ===========



               See the Accompanying Notes to Financial Statements.

                                                     ML-LEE ACQUISITION FUND, L.P.
                                                   SCHEDULE OF PORTFOLIO INVESTMENTS
                                                         DECEMBER 31, 1996
                                                       (DOLLARS IN THOUSANDS)

  Principal                                                                                                      Fair    % Of
   Amount                                                                                Investment Investment   Value    Total
Shares/Warrants           Investment                                                       Date      Cost (f)   (Note 2) Investments
                    MEZZANINE INVESTMENTS
                    MANAGED COMPANIES

                    ALLIANCE INTERNATIONAL GROUP, INC. (a)(e) - Note 11
$10,810             Alliance International Group, Sub. Note 10% due 12/31/97(c)            12/31/87   $10,810    $10,810
$267                Alliance International Group, Def. Int. Note 10% due 03/30/97(c)(h)    03/31/93       267        267
$276                Alliance International Group, Def. Int. Note 10% due 12/31/97(c)(h)    06/30/93       276        276
$286                Alliance International Group, Def. Int. Note 10% due 12/31/97(c)(h)    09/30/93       286        286
$293                Alliance International Group, Def. Int. Note 10% due 12/31/97(c)(h)    12/31/93       293        293
5,016 Shares        Alliance International Group, Cumulative Redeemable Preferred Stock(d) 04/22/91       502        502
110,000 Shares      Alliance International Group, Cumulative Preferred Stock(d)(h)         12/31/92    11,000     11,000
250,800 Shares      Alliance International Group, Common Stock(d)                          12/31/87     1,951      1,951
785,542.64 Warrants Alliance International Group, Common Stock Purchase Warrants(d)        various          0          0(i)
                     (52.5% of fully diluted common equity assuming exercise
                       of warrants) (k)
                      19,200 Shares Common Stock
                      Purchased 12/31/87                 $149
                      Sold  01/30/89 - 9,600 Shares      $107
                      Sold  01/02/90 - 9,600 Shares      $147                                          ----------------------------
                      Realized Gain                      $105                                          25,385     25,385      26.36
                                                                                                       ----------------------------

                   BEEFAMERICA, INC. (a) (e) - Notes 8,9
$14,000            BAOC Acquisition, Inc. Sr. Preferred Stock 10% due 04/01/01 (c)(g)      09/09/88    14,000      5,800
$10,000            BAOC Acquisition, Inc. Jr. Preferred Stock 4% due 04/01/01 (c)(g)       09/09/88    10,000      4,200
                      $1,072 15% Sub. Nt.
                      Purchased 09/9/88                 $  1,072
                      Redeemed 02/20/92                 $  1,072
                      Realized Gain                     $      0
                      Preferred Stock
                      Purchased 09/9/88                 $  2,700
                      Redeemed 02/20/92                 $  2,700
                      Realized Gain.                    $      0
                      $41,997 15.5% Sr.Sub Interim Nt
                      Purchased 09/9/88                 $ 20,000
                      $80,951 15% Sub Nt
                      Purchased 09/9/88                 $ 38,928
                      Exchanged 03/29/96 for
                      Cash Proceeds                     $ 26,000
                      10% Sr Pref Stk                   $ 14,000
                      4% Jr Pref Stk                    $ 10,000
                      Realized Loss                     $ (8,928)
                      5661.11 Shares Class A Pref. Stk
                      Purchased 04/10/91                $ 40,050
                      Value at restructuring 3/29/96    $      0
                      Realized Loss                     $(40,050)
                      51,000 Shares Common Stk
                      Purchased various                 $  2,000
                      Value at restructuring 3/29/96    $      0
                      Realized Loss                     $ (2,000)                                      ----------------------------
                      Total Net Realized Loss           $(50,978)                                      24,000     10,000      10.39
                                                                                                       ----------------------------



                 See the Accompanying Notes to Financial Statements.

                          ML-LEE ACQUISITION FUND, L.P.
                        SCHEDULE OF PORTFOLIO INVESTMENTS
                                DECEMBER 31, 1996
                             (DOLLARS IN THOUSANDS)


  Principal                                                                                                   Fair         % Of
   Amount                                                                     Investment    Investment        Value        Total
Shares/Warrants       Investment                                                 Date         Cost (f)       (Note 2)   Investments
                  CELEBRITY, INC. - Note 9
 5,770 Shares     Celebrity, Inc. Common Stock(b)(j)                           06/16/92        $    75        $   21
                    (0.2% of fully diluted common equity)(k)
                    5,769 Shares of Common Stock
                    Purchased 06/16/92                    $    75
                    Sold 09/29/93                         $    75
                    Realized Gain                         $     0
                    5,769 Shares of Common Stock
                    Purchased 06/16/92                    $    75
                    Sold 09/19/94                         $    75
                    Realized  Gain                        $     0
                    5,769  Shares of Common Stock
                    Purchased 06/16/92                    $    75
                    Sold 09/19/95                         $    75
                    Realized Gain                         $     0
                    5,769 Shares of Common Stock
                    Purchased 06/16/92                    $    75
                    Sold 9/21/96                          $    75
                    Realized Gain                         $     0                                ---------------------------------
                    Total Realized Gain                   $     0                                   75            21          0.02
                                                                                                 ---------------------------------


                   CHADWICK-MILLER, INC. (a)(e) - Notes 8,9,10
  15,406 Warrants  CMI Holding Corp.,
                    Preferred Stock Purchase Warrants (d)(h)                   12/16/88         12,916             -
  39,487 Warrants  CMI Holding Corp., Common Stock Purchase Warrants (d)        Various          3,736             -
                    (7.5% of fully diluted common equity)(k)
                    35,161 Shares Common Stock
                    Purchased  06/30/93                   $   352
                    Sold 09/03/93                         $   352
                    Realized Gain                         $     0
                    $5,000,000 Senior Note
                    Purchased  12/16/88                   $ 5,000
                    Sold  11/23/94                        $ 5,000
                    Realized Gain                         $     0
                    189,996 Shares Preferred Stock
                    192,933 Shares Common Stock
                    100,000 Common Stock Warrants
                    Purchased Various                     $16,652
                    Exchanged July 15, 1996
                    15,406 Preferred Stock Warrants
                    39,487 Common Stock Warrants          $16,652
                    Realized Gain                         $     0                               ----------------------------------
                    Total Realized Gain                   $     0                               16,652             -          0.00
                                                                                                ----------------------------------

               See the Accompanying Notes to Financial Statements.


                          ML-LEE ACQUISITION FUND, L.P.
                        SCHEDULE OF PORTFOLIO INVESTMENTS
                                DECEMBER 31, 1996
                             (DOLLARS IN THOUSANDS)


  Principal                                                                                                Fair    % Of
   Amount                                                                         Investment  Investment  Value    Total
Shares/Warrants          Investment                                                  Date       Cost (f)  (Note 2) Investments
                   COLE NATIONAL CORPORATION
567 Warrants       Cole National Corporation, Common Stock Purchase Warrants(d)    09/26/90    $     0    $    0
                     (0.0% of fully diluted common equity
                      assuming exercise of warrants)(k)
                     $589 Senior Bridge Note
                     Purchased 09/25/90                    $589
                     Sold 11/15/90                         $589                                  -------------------------
                     Realized Gain                         $  0                                      0         0      0.00
                                                                                                 -------------------------


                  HEALTH O METER PRODUCTS, INC. (a)  Note 9
952,500 Shares    Health o meter Products, Inc., Common Stock (d)(j)               04/28/88      1,270     5,120
610,553 Shares    Health o meter Products, Inc., Common Stock (d)(j)               08/17/94      3,282     3,281
                    (14.7% of fully diluted common equity)(k)
                    $16,000 14.50% Subordinated Note
                    Purchased 04/28/88                    $16,000
                    Sold 03/24/92                         $16,000
                    Realized Gain                         $     0
                    187,500 Shares of Common Stock
                    Purchased 04/28/88                    $   250
                    Sold 03/30/92                         $ 2,441
                    Realized Gain                         $ 2,191                                -------------------------
                    Total Realized Gain                   $ 2,191                                4,552     8,401      8.72
                                                                                                 -------------------------



               See the Accompanying Notes to Financial Statements.


                          ML-LEE ACQUISITION FUND, L.P.
                        SCHEDULE OF PORTFOLIO INVESTMENTS
                                DECEMBER 31, 1996
                             (DOLLARS IN THOUSANDS)


  Principal                                                                                              Fair      % Of
   Amount                                                                     Investment   Investment    Value      Total
Shares/Warrants         Investment                                               Date        Cost (f)   (Note 2)   Investments
                    PLAYTEX PRODUCTS, INC. (a) - Note 9
1,406,204 Shares    Playtex Products, Inc., Common Stock(d)(j)                  12/28/88   $  3,255     $11,249
                      (2.6%  of  fully  diluted  common equity) (k)
                      $19,285 15% Subordinated  Notes
                      Purchased   12/28/88                  $19,285
                      Sold 06/30/89                         $19,285
                      Realized  Gain                        $     0
                      3,214,000 Shares Preferred Stock
                      Purchased 12/28/88                    $ 3,214
                      Sold 06/30/89                         $ 3,214
                      Realized  Gain                        $     0
                      2,571,314 Shares Common Stock
                      Purchased  12/28/88                   $ 1,286
                      Sold 06/30/89                         $ 1,286
                      Realized Gain                         $     0
                      $11,250 15% Subordinated Note
                      Purchased  12/28/88                   $11,250
                      Sold 09/28/90                         $11,275
                      Realized Gain                         $    25
                      2,571,314 Shares Common Stock
                      Purchased  12/28/88                   $ 1,286
                      Sold 09/28/90                         $10,512
                      Realized  Gain                        $ 9,226
                      347,209 Shares Common Stock
                      Purchased  12/28/88                   $   174
                      Sold  12/20/91                        $ 1,343
                      Realized Gain                         $ 1,169
                      $71,251 15% Subordinated Notes
                      Purchased  12/28/88                   $71,251
                      Sold 02/01/93                         $71,181
                      Realized Loss                         $   (70)                      -------------------------------------
                      Total Net Realized Gain               $10,350                           3,255      11,249           11.69
                                                                                          -------------------------------------

                    STANLEY FURNITURE COMPANY, INC. (a)(e) - Notes 8, 9, 16
1,560,296 Shares    Stanley Furniture Co., Inc., Common Stock(d)(h)(j)         Various       19,549      31,011
                      (32.9% of fully diluted common equity)(k)
                      $2,000 Loan participation
                      Purchased 03/12/92                    $ 2,000
                      Repaid 04/05/93                       $ 2,000
                      Realized Gain                         $     0
                      1,115,256 Shares Common Stock
                      Purchased Various                     $13,973
                      Sold  11/13/96                        $14,664
                      Sold  12/13/96                        $ 2,199                       -------------------------------------
                      Realized Gain                         $ 2,890                          19,549      31,011           32.20
                                                                                          -------------------------------------


                      TOTAL INVESTMENT IN MANAGED COMPANIES                               $  93,468    $ 86,067           89.38
                                                                                          =====================================


               See the Accompanying Notes to Financial Statements.


                                                ML-LEE ACQUISITION FUND, L.P.
                                             SCHEDULE OF PORTFOLIO INVESTMENTS
                                                      DECEMBER 31, 1996
                                                    (DOLLARS IN THOUSANDS)

  Principal                                                                                              Fair      % Of
   Amount                                                                     Investment   Investment    Value      Total
Shares/Warrants         Investment                                              Date         Cost (f)   (Note 2)   Investments
                    NON-MANAGED COMPANIES

                    MAGELLAN HEALTH SERVICES, INC.
                   (formerly CHARTER MEDICAL CORPORATION) - Note 9
40,000 Warrants     Charter Medical Corp. Common Stock Purchase Warrants(d)    09/01/88    $     4     $    0
                      $5,000 14% Subordinated Notes
                      Purchased 09/01/88                    $5,000
                      Sold 12/05/88                         $5,000                        -------------------------------
                      Realized Gain                         $    0                               4          0        0.00
                                                                                          -------------------------------

                    SWO HOLDINGS CORPORATION - Note 9
250,000 Shares      SWO Holdings Corp., Common Stock(d)                        11/24/87        250          0
  1,430 Shares      Homeland Holding Corp., Common Stock(d)                    08/10/90        440          0
  1,506 Warrants    Homeland Holding Corp., Common Stock
                      Purchase Warrants (d)                                    10/02/96          0          0
                      $5,000 15.5% Subordinated Notes
                      Purchased 11/24/87                    $5,000
                      Sold 09/15/88                         $5,075
                      Realized Gain                         $   75
                      185,048 Shares Common Stock
                      Purchased 8/10/90                     $  440
                      Exchanged 10/2/96
                      1,430 Shares Common Stock             $  440
                      1,506 Common Stock Purchase Warrants  $    0
                      Realized Gain                         $    0                        -------------------------------
                      Total Realized Gain                   $   75                              690          0       0.00
                                                                                          -------------------------------

                    TLC BEATRICE INTERNATIONAL HOLDINGS, INC.
25,500 Shares       TLC Beatrice Int'l Holdings., Inc., Common Stock(d)        11/30/87         26         26
                      $8,500 13% Subordinated Notes
                      Purchased 11/30/87                    $8,500
                      Sold 08/18/88                         $8,500                        -------------------------------
                      Realized Gain                         $    0                              26         26        0.03
                                                                                          -------------------------------

                  WALTER INDUSTRIES, INC. - Note 9
                  (formerly  Hillsborough  Holdings  Corporation)
435,569 Shares    Walter Industries, Inc., Common Stock(d)(j)                  01/07/88      8,877      6,152
326 Shares        Walter Industries, Inc., Common Stock (d)(j)                 09/13/95          0          5
                     $12,000 17% Note
                     Purchased  1/7/88             $ 12,000
                     Exchanged  12/1/95 for        $490,000
                     cash 435,569
                     common stock                  $  2,527
                     12.19%  Senior Note
                     Realized  Gain                $      0
                     $2,527 12.19% Senior Note
                     Received 12/1/95              $  2,527
                     Sold 12/15/95                 $  2,527
                     Realized Gain                 $      0                               -------------------------------
                                                                                             8,877      6,157        6.39
                                                                                          -------------------------------

                  TOTAL INVESTMENT IN NON-MANAGED COMPANIES                                  9,597      6,183        6.42
                                                                                          ===============================
                  SUMMARY OF MEZZANINE INVESTMENTS
                  Subordinated Notes                                                      $ 11,932   $ 11,932       12.39
                  Preferred Stock                                                           35,502     21,502       22.33
                  Common Stock and Warrants                                                 55,631     58,816       61.08
                                                                                          -------------------------------
                  TOTAL MEZZANINE INVESTMENTS                                             $103,065   $ 92,250       95.80
                                                                                          ===============================


               See the Accompanying Notes to Financial Statements.

                                                ML-LEE ACQUISITION FUND, L.P.
                                             SCHEDULE OF PORTFOLIO INVESTMENTS
                                                      December 31, 1996
                                                    (DOLLARS IN THOUSANDS)


  Principal                                                                                              Fair      % Of
   Amount                                                                     Investment   Investment    Value      Total
Shares/Warrants         Investment                                              Date        Cost (f)   (Note 2)   Investments
                  TEMPORARY INVESTMENTS

                  COMMERCIAL PAPER
$1,950            State Street Clipper Receivable, 5.46% due 01/02/97         12/17/96   $  1,945   $  1,950
$2,100            Ford Motor Credit Corp. 5.62% due 01/08/97                  12/24/96      2,095      2,097
                                                                                         -------------------------------
                  TOTAL INVESTMENT IN COMMERCIAL PAPER                                      4,040      4,047        4.20
                                                                                         -------------------------------

                  TOTAL TEMPORARY INVESTMENTS                                            $  4,040   $  4,047        4.20
                                                                                         -------------------------------

                  TOTAL INVESTMENT PORTFOLIO                                             $107,105   $ 96,297      100.00%
                                                                                         ===============================



(a)  Represents investments in Affiliates as defined in the Investment Company Act of 1940.
(b)  Non-income producing security.
(c)  Restricted security.
(d)  Restricted non-income producing security.
(e)  Issuers of which the Fund, as of December 31, 1996,  owned more than 25% of the voting securities and which therefore were presumed to be controlled by the Fund under the Investment Company Act of 1940 as of such date.
(f)  Represents original cost and excludes accretion of discount of $7 for Temporary Investments.
(g)  Non-accrual investment status.
(h)  Inclusive of receipt of payment-in-kind securities.
(i)  Represents an amount of less than one thousand dollars.
(j)  Publicly traded class of securities.
(k)  Percentages  of Common  Equity  ownership  have not been  audited  by Price Waterhouse LLP.

               See the Accompanying Notes to Financial Statements.


                          ML-LEE ACQUISITION FUND, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996


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

     The Fund elected to operate as a business development company under the Investment Company Act of 1940. Its primary investment objective is to provide current income and long-term capital appreciation by investing in "Mezzanine" securities consisting primarily of Subordinated Debt and Preferred Stock combined with an equity participation issued in connection with leveraged acquisitions or other leveraged transactions which management of the Fund believes offer significant possibilities for return.

     As described in the Prospectus, the Fund will terminate upon the liquidation of all Fund investments but no later than June 15, 1998, subject to the right of the Individual General Partners to extend the term for up to one additional two-year period and one additional one-year period if it is in the best interest of the Fund. The Fund has an additional five years to liquidate its remaining investments.

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

         The information presented herein is based on pertinent information available to the Managing General Partner and Investment Adviser as of December 31, 1996. Although the Managing General Partner and Investment Adviser are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time; and especially in light of the fact that the portfolio investments of companies whose equity is publicly traded are valued at the last price available at December 31, 1996, the current estimated fair value of these investments may have changed significantly since that point in time.

Interest Receivable on Investments

         Investments generally will be placed on non-accrual status in the event of a default (after applicable grace period expires) or if the Investment Adviser and the Managing General Partner determine that there is no reasonable assurance of collecting interest.

Payment-In-Kind Securities

     All payment-in-kind securities received in lieu of cash interest payments by the Fund's portfolio companies are recorded at face value (which approximates accrued interest), unless the Investment Adviser and the Managing General Partner determine that there is no reasonable assurance of collecting the full principal amounts of such securities. As of December 31, 1996 and December 31, 1995, the Fund has in its portfolio of investments $1,122,216, of payment-in-kind notes, which excludes subordinated notes placed on non-accrual status. As of December 31, 1996 and December 31, 1995, the Fund has in its portfolio of investments $6,485,801, of payment-in-kind equity.

Investment Transactions

         The Fund records investment transactions on the date on which it obtains an enforceable right to demand the securities or payment therefor. The Fund records Temporary Investment transactions on the trade date.

         Realized gains and losses on investments are determined on the basis of specific identification for accounting and tax purposes.

Deferred Interest Income

     All fees received by the Fund upon the funding of Mezzanine or Bridge Investments were treated as deferred interest income and amortized over the maturity of such investments.

Loan Facility and Advisory Fees

         Loan Facility and Advisory Fees are being amortized over the life (7 years) of the Facility commencing in August, 1991.

Partners' Capital

     Partners' Capital represents the Fund's equity divided by the Partners' Capital Contributions and does not represent the Partners' Capital Accounts. Profits and losses, as defined in the Partnership Agreement, when realized, will be allocated in accordance with the provisions of the Partnership Agreement summarized in Note 3.

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

     The Partnership Agreement does not specify a method for allocation of unrealized appreciation and depreciation among the Partners. Such allocations do not affect either cash distributions or allocation or taxable income and loss. The Fund has generally allocated such amounts 99% to the Limited Partners and 1% to the Managing General Partner. During 1996, it was determined that certain prior year allocations were not made on this basis. The 1996 allocation of unrealized appreciation/depreciation includes an adjustment to correct this error.

4.       Leverage

     The Fund entered into a credit agreement, dated as of August 13, 1991 , with a lending group led by the First National Bank of Chicago ("First Chicago"), which provided the Fund with a maximum credit facility of $140 million (the "Credit Facility"). The Credit Facility consisted of a $100 million term loan and a $40 million secured revolving credit line. In October of 1993, the Fund amended the Credit Facility enabling it to make prepayments of the term loan at any time and without any corresponding reduction to the revolving line of credit. As a result of paydowns of the term loan, the Fund's outstanding term loan was paid in full as of March 29, 1994. The remaining credit line has been further amended and reduced to $7.5 million, all of which is available at December 31, 1996. The Credit Facility will mature on July 31, 1998. In connection with the Credit Facility, the Fund has pledged almost all its remaining debt and equity portfolio securities to its lenders.

         With respect to the Credit Facility, the Fund incurred the following loan fees:

         Nonrecurring loan advisory and loan facility fees of $4,441,580 paid to First Chicago in 1991 in connection with the creation of the Credit Facility, which are being amortized over the life of the Credit Facility. The total amortization during the twelve months ended 1996 was $639,552.

         An annual Loan Administration Fee of $25,000 for the administration of the Credit Facility.

         Unused Commitment Fees of $36,743, which are equal to 1/2 of 1% per annum of the unused Credit Facility.

         For the years ended December 31, 1996, 1995 and 1994, the Fund incurred $701,021, $738,029 and $772,593, respectively, in loan fees.

5.       Investment Advisory Fee

     The Investment Adviser provides for the identification, management and liquidation of investments for the Fund. As compensation for services rendered to the Fund, the Investment Adviser receives a quarterly fee at the annual rate of 1% of assets under management (net offering proceeds, reduced by cumulative capital reductions, plus outstanding bank borrowing as specified in the Fund's Partnership Agreement), with a minimum annual fee of $1.2 million. The Investment Advisory Fee is calculated and paid quarterly, in advance. For the years ended December 31, 1996, 1995 and 1994, the Fund paid $1,282,991, $2,770,934 and $3,652,538, respectively, in Investment Advisory Fees to Thomas
H. Lee Advisors I.

6.       Fund Administration Fee and Expenses

     ML Fund Administrators Inc. (the "Fund Administrator"), an affiliate of the Managing General Partner, performs the operational and administrative services necessary for the management of the Fund. Beginning October 19, 1995, the Fund Administration Fee changed to an annual amount equal to $300,000 plus out-of-pocket expenses incurred by the Fund Administrator as discussed below. The Fund Administration Fee is calculated and paid quarterly, in advance. As compensation for its services prior to October 19, 1995, the Fund Administrator received from the Fund an annual amount equal to the greater of $400,000 or 0.45% of the Net Proceeds Available for Investments subject to certain reductions as specified in the Fund's Partnership Agreement. For the years ended December 31, 1996, 1995, and 1994, the Fund paid $299,335, $1,330,212 and
$1,843,907, respectively, in Fund Administration Fees.

     Beginning October 19, 1995, in accordance with Partnership Agreement, the Fund Administrator is being reimbursed by the Fund for 100% of the out-of-pocket expenses incurred. Total out-of-pocket expenses incurred by the Fund for the year ended December 31, 1996 were $414,544. For the period ending October 19, 1995, the Fund's expenses for accounting, audit, printing, tax preparation and other administrative services ("out-of-pocket expenses") (excluding the costs of bonding and extraordinary legal expenses) were paid by the Fund Administrator.

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

     For the years ended December 31, 1996, 1995 and 1994, the Fund incurred $207,827, $303,527, and $284,682, respectively, in Independent General Partners' Fees and Expenses.

8.       Investment Transactions

     On February 7, 1996 the Securities and Exchange Commission declared effective a Registration Statement filed by GNC in connection with the offering of up to 17,994,176 shares of GNC Common Stock, including 1,635,834 shares which were offered pursuant to the underwriters' over-allotment option. Of such shares, 16,358,342 were sold by certain selling shareholders of GNC, including the Fund, and the 1,635,834 shares subject to the underwriters' over-allotment option were sold by GNC. In connection with the offering, the Fund sold its entire remaining investment in GNC consisting of 4,903,766 shares of common stock for net proceeds of $101.7 million and realized a gain of $87.9 million. These net distributable proceeds of $206.61 per Unit were distributed on March 29, 1996 to Limited Partners of record as of the date of such sale.

     On February 22, 1996, the Fund sold its remaining investment in SFX Broadcasting Inc., consisting of 8,667 shares of common stock purchase warrants, to Sillerman Communications Management Corporation for net proceeds of $14.50 per share which resulted in a gain of $125,672 to the Fund.

     On March 29, 1996, BeefAmerica, Inc. ("BeefAmerica"), entered into an agreement whereby BeefAmerica sold all of the capital stock of BeefAmerica Operating Company, Inc.("Opco"), to BAOC Acquisition, Inc. ("BAOC"), a company owned by the President of Opco and certain other investors. Opco was the sole operating asset of BeefAmerica. As a result of such sale, the Fund, as chief creditor of BeefAmerica, received cash proceeds of $26 million, $10 million in Junior Preferred Stock of BAOC, and $14 million in Senior Preferred Stock of BAOC, all of which was received on April 1, 1996 in exchange for all subordinated notes held by the Fund. Although a realized loss of $50.98 million was recorded, the Fund reversed the unrealized depreciation totaling $90.98 million on the investment that was recorded in prior years. Please refer to the Supplemental Schedule of Unrealized Appreciation and Depreciation Schedule 2.

     In connection with the sale of Omega Wire in the first quarter of 1995, $1.1 million of proceeds owed to the Fund from the sale were held in escrow. On April 5, 1996 the Fund received the Omega Escrow Proceeds, plus accrued interest, totaling $1.2 million.

     On April 4, 1996 Petco filed a registration statement with the Securities and Exchange Commission for an offering of 5 million shares of Common Stock. Of the 5 million shares offered, 2.6 million were offered by Petco and the remaining shares were offered by certain current stockholders, including the Fund. The offering was effected on April 30, 1996 and the Fund sold its entire investment in Petco which consisted of 1,472,622 shares of Common Stock and received net proceeds from the sale of $40.3 million or $27.36 per share which were distributed on June 11, 1996 to partners on record as of the date of such sale. The Fund realized a gain of $24.4 million on the sale.

     In connection with the financial restructuring on November 23, 1994, of Chadwick-Miller, Inc. and its holding company, CMI Holding Corp., the Fund's $5 million 14.75% Senior Note was redeemed. The net proceeds were $5 million, of which $3.1 million of such proceeds were classified as restricted cash and held in escrow. As a result of an additional financial restructuring of Chadwick Miller in July 1996, the Fund received all proceeds held in escrow plus accrued interest and exchanged all Common and Preferred Stock and Common Stock Purchase Warrants held for 39,487 Common Stock Purchase Warrants and 15,406 Preferred Stock Purchase Warrants. No gain or loss was recognized on the transaction.

     On November 1, 1995, pursuant to an Agreement and Plan of Merger (the "Agreement"), Duro-Test Corporation effected a merger pursuant to which Duro-Test was acquired by a third party for approximately $33 million. Net proceeds to the Fund were $4.6 million of which $1.7 million was classified as restricted cash and held in escrow. On September 30, 1996, the Fund received escrow proceeds totaling $989,738 resulting in an additional realized loss of $769,236 on this investment.

     Stanley Furniture designs, manufactures and markets furniture products. On November 13, 1996, Stanley Furniture completed a public offering of 1,000,000 shares of its common stock at a price of $16 per share. These shares were sold by the Fund and certain affliates of the Thomas H. Lee Company. Following the offering, Stanley purchased a total of 150,000 shares from the selling stockholders including the Fund at the same price per share. Pursuant to these transactions, the Fund sold a total of 1,115,256 shares of its Stanley common stock for $16.9 million or $15.12 per share. The Fund recognized a gain of $2.8 million on the transaction. Net distributable proceeds of $34.24 per Unit were distributed on December 23, 1996 to Limited Partners of record as of the dates of such sales.

     At December 31, 1996, the Fund had a total of (at cost) $103.1 million invested in Mezzanine Investments representing $93.5 million Managed and $9.6 million Non-Managed portfolio investments. For the year ended December 31, 1996, the proceeds from the sales of investments resulted in net realized gains of $63.7 million. For additional information, please refer to the Supplemental Schedule of Realized Gains and Losses - Schedule 1.

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

9.       Unrealized Appreciation and Depreciation of Investments

     For the year ended December 31, 1996, the Fund recorded net unrealized depreciation of $23.3 million of which $111.9 million was a reversal of unrealized appreciation for investments sold during 1996. Approximately $27 million recorded in 1996 related to net appreciation in market value of publicly traded/underlying publicly traded securities held by the Fund at December 31, 1996. This compares to a net unrealized appreciation of $9.9 million of which $11.9 million was related to net unrealized depreciation in market value of publicly traded/underlying publicly traded securities at December 31, 1995. For the year ended December 31, 1994, the Fund recorded net unrealized appreciation of $9.3 million, of which $39.2 million was related to net depreciation in market value of publicly traded securities. The Fund's cumulative net unrealized depreciation on investments at December 31, 1996 totaled $10.8 million.

     For additional information, please refer to the Supplemental Schedule of Unrealized Appreciation and Depreciation (Schedule 2).

10.  Non-Accrual of Investments

     In accordance with the Fund's Accounting Policy, the following equity securities have been on non-accrual status since the date indicated:

         -  BeefAmerica, Inc. on July 1, 1990
         -  Chadwick Miller on July 1, 1993

11.  Commitments and Guarantees

     On January 20, 1992, the Fund entered into a commitment to guarantee up to $150,480 to support an obligation of a subsidiary of Alliance International Group, Inc. The amount of such guarantee represents the Fund's pro-rata portion of a $600,000 aggregate additional advance provided by the senior lender of Alliance.

12.  Litigation

     On September 7, 1991, the Fund brought suit in the Court of Common Pleas for the County of Greenville, South Carolina against Deloitte & Touche in connection with Deloitte & Touche's audit opinions on the financial statements of Emb-Tex Corporation, formerly an operating subsidiary of a portfolio company of the Fund. The Fund contends that the value of Emb-Tex Corporation's inventory and operating income were substantially overstated in its financial statements. The Fund seeks actual and punitive damages in connection with the loss of its aggregate $18 million investment. Deloitte & Touche obtained a summary judgment in its favor and the Fund pursued an appeal in the Appellate Courts of South Carolina. On August 21, 1995, the South Carolina Court of Appeals reversed the summary judgment ruling and remanded the case for trial. On September 11, 1995, Deloitte & Touche filed a petition for rehearing with the Court of Appeals which was denied. Thereafter, Deloitte & Touche filed a petition for a writ of Certiorari with South Carolina Supreme Court, which was granted. A decision by the South Carolina Supreme Court is expected in 1997.

     On October 18, 1991, one Limited Partner of the Fund commenced a class action in the Supreme Court of the State of New York in the County of New York, on behalf of a class of all Limited Partners of record during 1990 or their successors in interest, against the Fund's Managing General Partner, ("MGP"), Individual General Partners, Investment Adviser and certain of their affiliates. The complaint alleged that the defendants breached the Fund's Partnership Agreement in 1990 by causing the Fund to pay $7,554,855 in incentive compensation to the MGP with respect to that year and sought monetary damages in the amount of $7,554,855, together with interest, and other relief. After trial, the Court found that the MGP Distributions for the fourth quarter of 1989 through the fourth quarter of 1990 were paid in violation of the Partnership Agreement and as a result, held the General Partners liable for repayment to the plaintiff class of $6,627,752 of excessive distributions, plus interest. The Court's decision dismissed Merrill Lynch & Co., Inc. and MLPF&S because they were not parties to the Partnership Agreement. On June 13, 1996, the Court amended its decision, dismissing ML Mezzanine, Inc., the corporate general partner of the Fund's MGP because it was not a party to the Partnership Agreement. On July 25, 1996, judgment was entered against remaining Defendants in the amount of $10,399,505. The remaining Defendants have filed a Notice of Appeal on October 4, 1996, and expect to have a hearing on their appeal in 1997. The Fund may be obligated to indemnity and advance litigation expenses to one or more of the defendants under the terms and conditions of various indemnity provisions of the Fund's Partnership Agreement and separate indemnification agreements. The Fund has advanced litigation expenses to the indemnified parties based upon amounts which are deemed reimbursable in accordance with the indemnification provisions and has included these amounts in Legal and Professional Fees.

     On October 14, 1993, a Limited Partner commenced a putative class action in the U.S. District Court for the District of Delaware, purportedly on behalf of all persons who purchased limited partnership interests in the Fund between August 12, 1987 and the date of filing of the complaint, against the Fund, the Managing General Partner, the Individual General Partners, the Investment Adviser to the Fund and certain named affiliates of such persons. As amended, the complaint alleges that the defendants operated the Fund, and caused it to make certain investments, for the benefit of some or all of the defendants at the expense of the Fund's Limited Partners in breach of defendants' fiduciary and contractual duties to the Limited Partners, thereby violating federal securities laws applicable to the Fund and its affiliates under the Investment Company Act of 1940, as amended, as well as Delaware state law. By Order dated September 30, 1994 and Opinion dated October 14, 1994, the court granted in part and denied in part defendants' motion to dismiss the amended complaint, dismissing plaintiff's claims with respect to several investments as time-barred and dismissing all claims for aiding and abetting liability under the Investment Company Act of 1940. The plaintiff thereafter filed a second amended complaint on November 3, 1995 raising additional allegations in connection with certain transactions by the Fund, and alleging that defendants violated the Investment Company Act of 1940 and Delaware state law. In its Order and Opinion dated December 30, 1996, the court granted in part and denied in part the defandants' motion to dismiss the second amended complaint holding that a number of new claims and theories asserted by plaintiffs are dismissed as time-barred. Plaintiffs have moved for reconsideration of the Court's Order. The plaintiff seeks an accounting, rescission, rescissory or actual damages and punitive damages. Plaintiffs have moved to certify the case as a class action. Defendants have opposed that motion which is currently pending before the Court. The defendants in this action believe that the claims in the second amended complaint are without merit and have moved to dismiss them. Whether or not the plaintiff prevails on any remaining claims, the Fund may be obligated to indemnify and advance litigation expenses to certain of the defendants under the terms and conditions of various indemnity provisions in the Fund's Partnership Agreement and separate indemnification agreements, and the amounts of such indemnification and expenses could be material. In the opinion of legal council, the outcome of this case is not determinable at this time. The Fund has incurred litigation expenses which are recorded in professional fees.

     On August 2, 1996, an action was commenced against General Nutrition Companies, Inc. ("GNC"), its officers, directors and certain of its former shareholders, including the Fund, in the United States District Court for the Western District of Pennsylvania. Plaintiffs assert that GNC is liable for violations of Sections 11 and 12(a)(2) of the Securities Act of 1933 and Section 1-501(a) of the Pennsylvania Securities Act, arising out of allegedly false and misleading statements in the prospectus and registration statement for the February 7, 1996 public offering of GNC common stock, and for violations of
Section 10 (b) of the Securities Exchange Act of 1934 and negligent misrepresentation arising out of allegedly false and misleading public statements during the period from the public offering through May 28, 1996. Plaintiffs also allege that certain officers, directors and shareholders of GNC, including the Fund, as well as the underwriters for the public offering, are liable for certain of such violations of the federal and state securities laws and/or control person liability in connection therewith, and negligent misrepresentation. Plaintiffs seek certification of the action as a class action purportedly on behalf of all persons, other than defendants, who purchased shares of GNC common stock during the proposed class action period from February 7, 1996 through May 28, 1996. The defendants filed a motion to dismiss the action in its entirety on December 2, 1996, which motion is still in its briefing stages. The defendants in this action believe that the claims against them are without merit. In the opinion of legal council, the outcome of this case is not determinable at this time.

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

     During 1996 the Managing General Partner received cash distributions in the amount of $1,959,308 representing its 1% interest in the Fund.

14.  Reserves

     In February 1993, the Fund established a $15 million reserve to provide funds for follow-on investments and to pay expenses. Following the fourth quarter 1996 cash distributions made on February 14, 1997, the reserve balance was reduced to approximately $3.1 million due to follow-on investments in CMI Holding Corp., Diet Center Inc., Duro-Test, Health o meter and Petco along with a distribution to partners in the second quarter of 1993 of $424,264 and a payment of $2.9 million to First Chicago to pay down the Fund's loan.

15.  Income Taxes (Statement of Financial Accounting Standards No. 109)

     No provision for income taxes has been made because all income and losses are allocated to the Fund's partners for inclusion in their respective tax returns.

     Pursuant to the Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes, the Fund is required to disclose any difference in the tax basis of the Fund's assets and liabilities versus the amounts reported in the financial statements. As of December 31, 1996, the tax basis of the Fund's assets are greater than the amounts reported in the financial statements by $1.6 million. This difference is primarily attributable to unrealized appreciation and depreciation recorded on investments which has not been recognized for tax purposes.

16.      Subsequent Events

     On February 3, 1997, the Individual General Partners approved the fourth quarter 1996 cash distribution totaling $650,009, which consisted of $92,310 of net investment income from Temporary Investments, $4,058 return of capital from the sale of Mezzanine Investments and $1 million return of the Reserve for Follow-On-Investments, which was reduced to pay fund expenses of $446,359. The total amount distributed to Limited Partners was $643,485, or $1.32 per Unit. The Managing General Partner received $6,524 in proportion to its 1% interest in the Fund. The distributions were made on February 14, 1997.

     During February 1997, the Fund sold an additional 31,515 shares of Stanley common stock pursuant to the provisions of Rule 144 under the Securities Act of 1933, as amended. Total proceeds from the sale were approximately $756,335. As of March 20, 1997, the Fund continues to hold 1,528,781 shares of Stanley Common Stock.


                                   SCHEDULE 1
                          ML-LEE ACQUISITION FUND, L.P.
                SUPPLEMENTARY SCHEDULE OF REALIZED GAINS (LOSSES)
                      FOR THE YEAR ENDED December 31, 1996
                             (DOLLARS IN THOUSANDS)

SECURITY                                          Number of          Investment         Proceeds         Gain/(Loss)
                                              Shares/Principal           Cost
                                                   Amount
General Nutrition Companies, Inc.
  Common Stock                                       4,903,766       $   13,759       $  101,741       $   87,982

BeefAmerica, Inc.
  Subordinated Notes (a)                            $  122,948           58,928           26,000 (b)      (32,928)
  Preferred Stock                                     5,661.11           40,050           24,000 (b)      (16,050)
  Common Stock                                          51,000            2,000             --             (2,000)

SFX Broadcasting, Inc.
  Common Stock Options                                   8,667             --                126              126


Petco Animal Supplies, Inc.
  Common Stock                                       1,472,622           15,846           40,291           24,445


Duro-Test
  Restricted Cash                                   $        -            1,759              989             (770)

Stanley Furniture Inc.
     Common Stock                                    1,115,256           13,973           16,863             2,890
                                                                     ----------       ----------        ----------
                                                                     $  146,315       $  210,010        $   63,695
                                                                     ==========       ==========        ==========

(a)  Includes all BeefAmerica Payment-in-kind Notes.
(b) Net proceeds include cash proceeds of $26 million and $24 million face amount of Senior and Junior Preferred Stock in BAOC Acquisition, Inc.
     (See Note 8 to the Financial Statements)



                                   SCHEDULE 2
                          ML-LEE ACQUISITION FUND, L.P.
       SUPPLEMENTARY SCHEDULE OF UNREALIZED APPRECIATION AND DEPRECIATION
                     FOR THE PERIOD ENDED December 31, 1996
                             (DOLLARS IN THOUSANDS)
                                                       Total Unrealized
                                                         Appreciation
                                                        (Depreciation)
                                    Investment    Fair    December 31
SECURITY                               Cost       Value      1996         1996        1995       1994        1993       1992 & Prior
-----------------------------------  --------   --------   --------     --------    -------    --------    --------    -------------
PUBLICLY TRADED/UNDERLYING
  SECURITIES:

Celebrity
  Common Stock*                         $    75    $    21    $   (54)   $    30    $    65    $     47    $  (188)   $    (8)
Health o meter
  Common Stock*                           4,552      8,401      3,849      2,735        293      (5,291)        --      6,112
Playtex
  Common Stock*                           3,255     11,248      7,993        701        528     (10,319)    (4,466)    21,549
Stanley
  Common Stock*                          19,549     31,011     11,462     23,580     (5,351)     (9,030)    15,263    (13,000)
Walter
  Common Stock                            8,877      6,157     (2,720)       436      2,947          --         --     (6,103)
                                                              -------    -------    -------    --------    -------    -------
TOTAL UNREALIZED APPRECIATION
  (DEPRECIATION) FROM PUBLICLY
  TRADED SECURITIES                                           $20,530    $27,482    $(1,518)   $(24,593)   $10,609    $ 8,550
                                                              -------    -------    -------    --------    -------    -------

NONPUBLIC SECURITIES:

BeefAmerica Incorporated
  Jr. and Sr.Preferred Stock*           $24,000    $10,000   $(14,000)   $(14,000)  $    --    $     --    $    --    $    --
  Senior Subordinated Note                   --         --         --      10,000        --          --    (10,000)        --
  Subordinated Notes                         --         --         --      38,928        --          --    (20,000)   (18,928)
  Preferred Stock                            --         --         --      40,050        --          --         --    (40,050)
  Common Stock                               --         --         --       2,000        --          --         --     (2,000)
Chadwick-Miller, Inc.
  Common Stock*                           3,736         --     (3,736)    ( 1,929)       --          --     (1,807)        --
  Preferred Stock                        12,916         --    (12,916)    (12,916)       --          --         --         --
Magellan Health Service
  Common Stock Warrants*                      4         --         (4)         --        --          --         --         (4)
SWO Holdings Corporation
  Common Stock*                             690         --       (690)     (1,035)       --          --         --        345
                                                              -------     -------   -------    --------    -------    -------
TOTAL UNREALIZED APPRECIATION
  (DEPRECIATION) FROM
  NONPUBLIC SECURITIES                                       $(31,346)   $ 61,098   $    --    $     --   $(31,807)  $(60,637)
                                                             --------    --------   -------    --------   --------   --------
Reversal of Unrealized
  Appreciaiton/(Depreciation)
  for Investments Sold in 1996:

General Nutrition Companies, Inc.
  Common Stock                          $    --     $   --   $     --    $(99,028)  $(26,589)  $ (7,781)  $133,398   $     --
Petco
  Common Stock                               --         --         --     (12,870)    16,137     (3,267)        --         --
                                                             --------   ---------   --------    -------   --------   --------
Reversal of Unrealized
  Appreciaiton/(Depreciation)
  for Investments Sold prior to 1996:                              --          --     21,891     44,912    (21,038)   (45,765)
                                                             --------   ---------   --------    -------   --------   --------

Total Unrealized Appreciation/
  (Depreciation)for Investments Sold:                        $     --   $(111,898)  $ 11,439    $33,864   $112,360   $(45,765)
                                                              -------   ---------   --------    -------   --------   --------
 Net Unrealized Appreciation
   (Depreciation)                                            $(10,816)  $ (23,318)  $  9,921    $ 9,271   $ 91,162   $(97,852)
                                                             ========   =========   ========    =======   ========   ========

* Restricted Security


Item 9.  Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure

         None.
                                    PART III


Item 10. Directors and Executive Officers of the Registrant


The Fund

         The information set forth under the caption "Election of General Partners" in the Fund's definitive proxy statement in connection with the 1997 Annual Meeting of Limited Partners to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the "Proxy Statement") is incorporated herein by reference.

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

         The information with respect to the allocation and distribution of the Fund's profits and losses to the Managing General Partner set forth under the caption "Election of General Partners - Managing General Partner -Distributions" in the Proxy Statement is incorporated herein by reference.

         The information with respect to the Fund Administration Fee payable to the Fund Administrator set forth under the caption "Election of General Partners Managing General Partner -- The Fund Administrator Fee" in the Proxy Statement is incorporated herein by reference.

         The information with respect to the Management Fee payable to the Investment Adviser (and distributions from the Managing General Partner) set forth under the caption "The Management Agreement - Terms of the Management Agreement -- Management Fee" in the Proxy Statement is incorporated herein by reference.

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
           and Thomas H. Lee Company.

10.2       Demand Note,  dated  September 9,        Incorporated by reference to Exhibit
           1988, given by  Registrant,              10.2 to Registrant's Current Report
           as Borrower, to The First  National      on Form 8-K filed with the Commission
           Bank of Chicago,  as Payee.              on September 27, 1988.


10.3.1     Third Amended  Restated  Pledge         Incorporated by reference to Exhibit
           Agreement, dated August 13, 1991,       10.3.1 to Registrant's Current Report
           between the Registrant and the          Form 8-K filed with the Commission
           First National Bank of Chicago,         on August 26, 1991.
           as agent for the Lenders.

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

10.4.8     Amendment No. 6 to Credit Agreement,     Incorporated by reference to Exhibit
           dated December 1, 1995 among the         10.4.8 to Registrant's Annual Report on
           Registrant, and the First National       Form 10-K for the year ended December
           Bank of Chicago, as Agent.               31, 1995.

10.5       Administrative Services Agreement,       Incorporated by reference to Exhibit
           dated June 30, 1989, by and between      10.5 to Registrant's Annual Report on
           Registrant and ML Fund Administrators    Form 10-K for the year ended December 31, 1987.
           Inc.

99         Pages 15 through 57 of Prospectus        Incorporated  by reference to Exhibit  99
           dated August 12, 1987, filed pursuant    to Registrant's Annual Report on Form 10-K
           to Rule424(b) under the Securities       for the year ended December 31, 1987.
           Act of 1933.

27         Financial Data Schedule for the year     Filed Herewith.
           ended December 31, 1996.

(b)      - Registrant Filed Forms 8-K with respect to the following:

               NONE


                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 26th day of March 1997.


                                        ML-LEE ACQUISITION FUND, L.P.

                                        By:      Mezzanine Investments, L.P.
                                                 Managing General Partner

                                        By:      ML Mezzanine Inc.
                                                 its General Partner




                                        /s/ Kevin K. Albert
                                        --------------------------------
Dated:  March 26, 1997                  Kevin K. Albert
                                        President, ML Mezzanine Inc.
                                        General Partner of Mezzanine
                                        Investments, L.P., the Managing
                                        General Partner

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 26th day of March, 1997.


              Signature                            Title


/s/ Kevin K. Albert                 ML Mezzanine Inc.
Kevin K. Albert                     President and Director
                                    (Principal Executive Officer of Registrant)

/s/ Vernon R. Alden                 Individual General Partner
Vernon R. Alden                     ML-Lee Acquisition Fund, L.P.

/s/ Audrey L. Bommer                ML Mezzanine Inc.
Audrey L. Bommer                    Vice President and Treasurer
                                    (Principal Financial Officer of Registrant)

/s/ Joseph L. Bower                 Individual General Partner
Joseph L. Bower                     ML-Lee Acquisition Fund, L.P.

/s/ Roger F. Castoral, Jr.          ML Mezzanine Inc.
Roger F. Castoral, Jr.              Vice President and Assistant Treasurer
                                    (Principal Accounting Officer of Registrant)

/s/ Stanley H. Feldberg             Individual General Partner
Stanley H. Feldberg                 ML-Lee Acquisition Fund, L.P.


/s/ Thomas H. Lee                   Individual General Partner
Thomas H. Lee                       ML-Lee Acquisition Fund, L.P.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 26th day of March 1997.


                                          ML-LEE ACQUISITION FUND, L.P.

                                          By:      Mezzanine Investments, L.P.
                                                   Managing General Partner

                                          By:      ML Mezzanine Inc.
                                                   its General Partner





Dated:  March 26, 1997                    --------------------------------
                                          Kevin K. Albert
                                          President, ML Mezzanine Inc.
                                          General Partner of Mezzanine
                                          Investments, L.P., the Managing
                                          General Partner

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 26th day of March, 1997.


              Signature                           Title


______________________              ML Mezzanine Inc.
Kevin K. Albert                     President and Director
                                    (Principal Executive Officer of Registrant)

______________________              Individual General Partner
Vernon R. Alden                     ML-Lee Acquisition Fund, L.P.

______________________              ML Mezzanine Inc.
Audrey Bommer                       Vice President and Treasurer
                                    (Principal Financial Officer of Registrant)

______________________              Individual General Partner
Joseph L. Bower                     ML-Lee Acquisition Fund, L.P.

______________________              ML Mezzanine Inc.
Roger F. Castoral, Jr.              Vice President and Assistant Treasurer
                                    (Principal Accounting Officer of Registrant)

______________________              Individual General Partner
Stanley H. Feldberg                 ML-Lee Acquisition Fund, L.P.

______________________              Individual General Partner
Thomas H. Lee                       ML-Lee Acquisition Fund, L.P.