Form 10-Q
period 1997-03-31
ML LEE ACQUISITION FUND L P
filed 1997-05-20
CIK 813343

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1997

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

                          ML-LEE ACQUISITION FUND, L.P.

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

Statements of Assets, Liabilities and Partners' Capital as of March 31, 1997 and December 31, 1996

Statements of Operations - For the Three Months Ended
  March 31, 1997 and 1996

Statements of Changes in Net Assets - For the Three Months Ended
  March 31, 1997 and 1996

Statements of Cash Flows - For the Three Months Ended
  March 31, 1997 and 1996

Statement of Changes in Partners' Capital - March 31, 1997

Schedule of Portfolio Investments - March 31, 1997

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

Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations


                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

                          ML-LEE ACQUISITION FUND, L.P.
             STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
                             (DOLLARS IN THOUSANDS)


                                                                                    (Unaudited)
                                                                                  March 31, 1997      December 31, 1996
                                                                                  ---------------     -----------------

ASSETS:
Investments - Notes 2, 8, 9
Portfolio Investments at fair value
    Managed Companies (amortized cost $93,073 at March 31,
         1997 and $93,468 at December 31, 1996)                                   $        86,174       $        86,067
    Non-Managed Companies (amortized cost $9,597 at March 31,
         1997 and at December 31, 1996)                                                     5,965                 6,183
    Temporary Investments, at amortized cost (cost $3,682 at
         March 31, 1997 and $4,040 at December 31, 1996)                                    3,688                 4,047
Cash                                                                                            5                    10
Prepaid Loan Fees - Notes 2, 4                                                                858                 1,022
Prepaid Expenses and Other Receivables                                                        298                   307
                                                                                  ---------------       ---------------
TOTAL ASSETS                                                                      $        96,988       $        97,636
                                                                                  ===============       ===============

LIABILITIES AND PARTNERS' CAPITAL:

Liabilities
    Legal and Professional Fees Payable                                           $            46       $           122
    Reimbursable Administrative Expenses Payable                                               70                   103
    Independent General Partner Expenses Payable                                               42                    23
                                                                                  ---------------       ---------------
Total Liabilities                                                                             158                   248
                                                                                  ---------------       ---------------
Partners' Capital - Note 2
    Managing General Partner                                                                1,311                 1,317
    Limited Partners (487,489 Units)                                                       95,519                96,071
                                                                                  ---------------       ---------------
Total Partners' Capital                                                                    96,830                97,388
                                                                                  ---------------       ---------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                                           $        96,988       $        97,636
                                                                                  ===============       ===============


                            See the Accompanying Notes to Financial Statements.

                          ML-LEE ACQUISITION FUND, L.P.
                            STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                       For the Three Months Ended
                                                                                  ---------------       ---------------
                                                                                   March 31, 1997        March 31, 1996
                                                                                  ---------------       ---------------
INVESTMENT INCOME - Notes 2, 8, 10:
Interest                                                                          $           295       $           297
Discount                                                                                       47                   752
Dividend & Other Income                                                                         6                   167
                                                                                  ---------------       ---------------
    TOTAL INCOME                                                                              348                 1,216
                                                                                  ---------------       ---------------
EXPENSES:
Investment Advisory Fee - Note 5                                                              297                   480
Fund Administration Fee - Note 6                                                               75                    74
Loan Fees - Notes 2, 4                                                                        172                   173
Independent General Partners' Fees and Expenses - Note 7                                       53                    67
Legal and Professional Fees                                                                   232                   387
Reimbursable Administrative Expenses - Note 6                                                  70                    --
Insurance Expense                                                                               2                     2
                                                                                  ---------------       ---------------
    TOTAL EXPENSES                                                                            901                 1,183
                                                                                  ---------------       ---------------
NET INVESTMENT INCOME (LOSS)                                                                 (553)                   33
NET REALIZED GAIN (LOSS) ON INVESTMENTS - NOTE 8 AND SCHEDULE 1                               361                37,130
NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION)
     ON INVESTMENTS - NOTE 9 AND SCHEDULE 2
        Publicly Traded Securities                                                            284               (74,396)
        Nonpublic Securities                                                                   --                69,681
                                                                                  ---------------       ---------------
             Subtotal                                                                         284                (4,715)
                                                                                  ---------------       ---------------
NET INCREASE IN NET ASSETS RESULTING FROM OPERATIONS                              $            92       $        32,448
                                                                                  ===============       ===============


See the Accompanying Notes to Financial Statements.


                                                     ML-LEE ACQUISITION FUND, L.P.
                                                  STATEMENTS OF CHANGES IN NET ASSETS
                                                         (DOLLARS IN THOUSANDS)
                                                             (UNAUDITED)

                                                                                       For the Three Months Ended
                                                                                  ---------------        ---------------
                                                                                   March 31, 1997         March 31, 1996
                                                                                  ---------------        ---------------
FROM OPERATIONS:
Net Investment Income (Loss)                                                      $          (553)       $            33
Net Realized Gain on Investments                                                              361                 37,130
Net Change in Unrealized Appreciation (Depreciation) on Investments                           284                 (4,715)
                                                                                  ---------------        ---------------
Net Increase (Decrease) in Net Assets Resulting from Operations                                92                 32,448
Cash Distributions to Partners                                                               (650)              (107,129)
                                                                                  ---------------        ---------------
Total Decrease                                                                               (558)               (74,681)

NET ASSETS:
Beginning of Period                                                                        97,388                254,353
                                                                                  ---------------        ---------------
End of Period                                                                     $        96,830        $       179,672
                                                                                  ===============        ===============




See the Accompanying Notes to Financial Statements.


                          ML-LEE ACQUISITION FUND, L.P.
                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                       For the Three Months Ended
                                                                                  ---------------        ---------------
                                                                                   March 31, 1997         March 31, 1996
                                                                                  ---------------        ---------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
  Interest, Dividends and Discount Income                                         $           356        $         1,064
  Investment Advisory Fee                                                                    (297)                  (480)
  Fund Administration Fee                                                                     (75)                   (74)
  Legal and Professional Fees                                                                (307)                  (235)
  Loan Fees and Expenses                                                                       (9)                    (8)
  Independent General Partners' Fees and Expenses                                             (34)                   (68)
  (Purchase) Sale of Temporary Investments, Net                                               358                  1,746
  Reimbursable Administrative Expenses                                                       (103)                   (62)
  Proceeds from Sale of Portfolio Company Investments                                         756                102,790
                                                                                  ---------------        ---------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                     645                104,673
                                                                                  ---------------        ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash Distributions to Partners                                                             (650)              (107,129)
                                                                                  ---------------        ---------------
NET CASH APPLIED TO FINANCING ACTIVITIES                                                     (650)              (107,129)
                                                                                  ---------------        ---------------
  Net Decrease in Cash                                                                         (5)                (2,456)
  Cash at Beginning of Period                                                                  10                  6,054
                                                                                  ---------------        ---------------
CASH AT END OF PERIOD                                                             $             5        $         3,598
                                                                                  ===============        ===============

                                     RECONCILIATION OF NET INVESTMENT INCOME (LOSS) TO
                                        NET CASH PROVIDED BY OPERATING ACTIVITIES

Net Investment Income (Loss)                                                      $          (553)       $            33
                                                                                  ---------------        ---------------
ADJUSTMENTS TO RECONCILE NET INVESTMENT INCOME (LOSS)
    TO NET CASH PROVIDED BY OPERATING ACTIVITIES
  Decrease in Investments                                                                     753                 90,030
  (Increase) Decrease in Receivable for Investments Sold                                       --                (22,624)
  (Increase) Decrease in Accrued Interest, Dividend and Discount Receivables                    8                   (152)
  Decrease in Prepaid Expenses                                                                166                    276
  Increase (Decrease) in Independent General Partner Fees Payable                              19                     (1)
  Decrease in Reimbursable Administrative Expenses Payable                                    (33)                   (62)
  Increase (Decrease) in Legal and Professional Fees Payable                                  (76)                    43
  Net Realized Gain on Investments                                                            361                 37,130
                                                                                  ---------------        ---------------
TOTAL ADJUSTMENTS                                                                           1,198                104,640
                                                                                  ---------------        ---------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                         $           645        $       104,673
                                                                                  ===============        ===============



See the Accompanying Notes to Financial Statements.

                          ML-LEE ACQUISITION FUND, L.P.
                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                              (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                   Managing
                                                                                    General            Limited
                                                                                    Partner            Partners              Total
                                                                                   ----------         ----------         ----------


For the Three Months Ended March 31, 1997
Partners' Capital at January 1, 1997                                               $    1,317         $   96,071         $   97,388
Allocation of Net Investment Loss                                                          (6)              (547)              (553)
Allocation of Net Realized Gain on Investments                                              4                357                361
Allocation of Net Change in Unrealized Appreciation                                         3                281                284
Cash Distributions to Partners                                                             (7)              (643)              (650)
                                                                                   ----------         ----------         ----------
Partners' Capital at March 31, 1997                                                $    1,311         $   95,519         $   96,830
                                                                                   ==========         ==========         ==========




See the Accompanying Notes to Financial Statements.

                                                     ML-LEE ACQUISITION FUND, L.P.
                                                   SCHEDULE OF PORTFOLIO INVESTMENTS
                                                           MARCH 31, 1997
                                                       (DOLLARS IN THOUSANDS)

  Principal                                                                                                      Fair    % Of
   Amount                                                                                Investment Investment   Value    Total
Shares/Warrants           Investment                                                       Date      Cost (f)   (Note 2) Investments
                    MEZZANINE INVESTMENTS
                    MANAGED COMPANIES

                    ALLIANCE INTERNATIONAL GROUP, INC. (a)(e) - Note 11
$10,810             Alliance International Group, Sub. Note 10% due 12/31/97(c)            12/31/87   $10,810    $10,810
$267                Alliance International Group, Def. Int. Note 10% due 12/31/97(c)(h)    03/31/93       267        267
$276                Alliance International Group, Def. Int. Note 10% due 12/31/97(c)(h)    06/30/93       276        276
$286                Alliance International Group, Def. Int. Note 10% due 12/31/97(c)(h)    09/30/93       286        286
$293                Alliance International Group, Def. Int. Note 10% due 12/31/97(c)(h)    12/31/93       293        293
5,016 Shares        Alliance International Group, Cumulative Redeemable Preferred Stock(d) 04/22/91       502        502
110,000 Shares      Alliance International Group, Cumulative Preferred Stock(d)(h)         12/31/92    11,000     11,000
250,800 Shares      Alliance International Group, Common Stock(d)                          12/31/87     1,951      1,951
15,228.43 Warrants  Alliance International Group, Common Stock Purchase Warrants(d)        03/28/89         0(i)       0(i)
62,700 Warrants     Alliance International Group, Common Stock Purchase Warrants(d)        04/22/91         0          0
657,614.21 Warrants Alliance International Group, Common Stock Purchase Warrants(d)        12/31/92         0          0
50,000 Warrants     Alliance International Group, Common Stock Purchase Warrants(d)         various         0(i)       0(i)
                     (52.5% of fully diluted common equity assuming exercise
                       of warrants)
                      19,200 Shares Common Stock
                      Purchased 12/31/87                 $149
                      Sold  01/30/89 - 9,600 Shares      $107
                      Sold  01/02/90 - 9,600 Shares      $147                                          ----------------------------
                      Realized Gain                      $105                                          25,385     25,385      26.49
                                                                                                       ----------------------------

                   BEEFAMERICA, INC. (a) (e) - Note 9
$14,000            BAOC Acquisition, Inc. Sr. Preferred Stock 10% due 04/01/01 (c)(g)      09/09/88    14,000      5,800
$10,000            BAOC Acquisition, Inc. Jr. Preferred Stock 4% due 04/01/01 (c)(g)       09/09/88    10,000      4,200
                      $1,072 15% Sub. Nt.
                      Purchased 09/9/88                 $  1,072
                      Redeemed 02/20/92                 $  1,072
                      Realized Gain                     $      0
                      Preferred Stock
                      Purchased 09/9/88                 $  2,700
                      Redeemed 02/20/92                 $  2,700
                      Realized Gain.                    $      0
                      $41,997 15.5% Sr.Sub Interim Nt
                      Purchased 09/9/88                 $ 20,000
                      $80,951 15% Sub Nt
                      Purchased 09/9/88                 $ 38,928
                      Exchanged 03/29/96 for
                      Cash Proceeds                     $ 26,000
                      10% Sr Pref Stk                   $ 14,000
                      4% Jr Pref Stk                    $ 10,000
                      Realized Loss                     $ (8,928)
                      5661.11 Shares Class A Pref. Stk
                      Purchased 04/10/91                $ 40,050
                      Value at restructuring 3/29/96    $      0
                      Realized Loss                     $(40,050)
                      51,000 Shares Common Stk
                      Purchased various                 $  2,000
                      Value at restructuring 3/29/96    $      0
                      Realized Loss                     $ (2,000)                                      ----------------------------
                      Total Net Realized Loss           $(50,978)                                      24,000     10,000      10.44
                                                                                                       ----------------------------



See the Accompanying Notes to Financial Statements.

                                                     ML-LEE ACQUISITION FUND, L.P.
                                                   SCHEDULE OF PORTFOLIO INVESTMENTS
                                                             MARCH 31, 1997
                                                        (DOLLARS IN THOUSANDS)


  Principal                                                                                                   Fair         % Of
   Amount                                                                     Investment    Investment        Value        Total
Shares/Warrants       Investment                                                 Date         Cost (f)       (Note 2)   Investments
                  CELEBRITY, INC. - Note 9
 5,770 Shares     Celebrity, Inc. Common Stock(b)                             06/16/92        $    75        $   20
                    (0.1% of fully diluted common equity)
                    5,769 Shares of Common Stock
                    Purchased 06/16/92                    $    75
                    Sold 09/29/93                         $    75
                    Realized Gain                         $     0
                    5,769 Shares of Common Stock
                    Purchased 06/16/92                    $    75
                    Sold 09/19/94                         $    75
                    Realized  Gain                        $     0
                    5,769  Shares of Common Stock
                    Purchased 06/16/92                    $    75
                    Sold 09/19/95                         $    75
                    Realized Gain                         $     0
                    5,769 Shares of Common Stock
                    Purchased 06/16/92                    $    75
                    Sold 9/21/96                          $    75
                    Realized Gain                         $     0                                ---------------------------------
                    Total Realized Gain                   $     0                                   75            20          0.02
                                                                                                 ---------------------------------


                   CHADWICK-MILLER, INC. (a)(e) - Notes 9,10,14
  15,406 Warrants  CMI Holding Corp., Preferred Stock Purchase Warrants (d)    12/16/88         12,916             -
  39,487 Warrants  CMI Holding Corp., Common Stock Purchase Warrants (d)        Various          3,736             -
                    (7.5% of fully diluted common equity)
                    35,161 Shares Common Stock
                    Purchased  06/30/93                   $   352
                    Sold 09/03/93                         $   352
                    Realized Gain                         $     0
                    $5,000,000 Senior Note
                    Purchased  12/16/88                   $ 5,000
                    Sold  11/23/94                        $ 5,000
                    Realized Gain                         $     0
                    189,996 Shares Preferred Stock
                    192,933 Shares Common Stock
                    100,000 Common Stock Warrants
                    Purchased Various                     $16,652
                    Exchanged July 15, 1996
                    15,406 Preferred Stock Warrants
                    39,487 Common Stock Warrants          $16,652
                    Realized Gain                         $     0                               ----------------------------------
                    Total Realized Gain                   $     0                               16,652             -          0.00
                                                                                                ----------------------------------

See the Accompanying Notes to Financial Statements.


                                                       ML-LEE ACQUISITION FUND, L.P.
                                                    SCHEDULE OF PORTFOLIO INVESTMENTS
                                                            MARCH 31, 1997
                                                       (DOLLARS IN THOUSANDS)


  Principal                                                                                                Fair    % Of
   Amount                                                                         Investment  Investment  Value    Total
Shares/Warrants          Investment                                                  Date       Cost (f)  (Note 2) Investments
                   COLE NATIONAL CORPORATION
567 Warrants       Cole National Corporation, Common Stock Purchase Warrants(d)    09/26/90    $     0    $    0
                     (0.0% of fully diluted common equity
                      assuming exercise of warrants)
                     $589 Senior Bridge Note
                     Purchased 09/25/90                    $589
                     Sold 11/15/90                         $589                                  -------------------------
                     Realized Gain                         $  0                                      0         0      0.00
                                                                                                 -------------------------


                  SIGNATURE BRANDS, INC.
                   (formerly HEALTH O METER PRODUCTS, INC.) (a) - Note 9
952,500 Shares    Health o meter Products, Inc., Common Stock (d)(k)               04/28/88      1,270     3,453
610,553 Shares    Health o meter Products, Inc., Common Stock (d)(k)               08/17/94      3,282     2,213
                    (16.5% of fully diluted common equity)
                    $16,000 14.50% Subordinated Note
                    Purchased 04/28/88                    $16,000
                    Sold 03/24/92                         $16,000
                    Realized Gain                         $     0
                    187,500 Shares of Common Stock
                    Purchased 04/28/88                    $   250
                    Sold 03/30/92                         $ 2,441
                    Realized Gain                         $ 2,191                                -------------------------
                    Total Realized Gain                   $ 2,191                                4,552     5,666      5.91
                                                                                                 -------------------------



See the Accompanying Notes to Financial Statements.


                                                         ML-LEE ACQUISITION FUND, L.P.
                                                       SCHEDULE OF PORTFOLIO INVESTMENTS
                                                                MARCH 31, 1997
                                                            (DOLLARS IN THOUSANDS)


  Principal                                                                                              Fair      % Of
   Amount                                                                     Investment   Investment    Value      Total
Shares/Warrants         Investment                                               Date        Cost (f)   (Note 2)   Investments
                    PLAYTEX PRODUCTS, INC. (a) - Note 9
1,406,204 Shares    Playtex Products, Inc., Common Stock(d)(j)                  12/28/88   $  3,255     $15,292
                      (2.7%  of  fully  diluted  common equity)
                      $19,285 15% Subordinated  Notes
                      Purchased   12/28/88                  $19,285
                      Sold 06/30/89                         $19,285
                      Realized  Gain                        $     0
                      3,214,000 Shares Preferred Stock
                      Purchased 12/28/88                    $ 3,214
                      Sold 06/30/89                         $ 3,214
                      Realized  Gain                        $     0
                      2,571,314 Shares Common Stock
                      Purchased  12/28/88                   $ 1,286
                      Sold 06/30/89                         $ 1,286
                      Realized Gain                         $     0
                      $11,250 15% Subordinated Note
                      Purchased  12/28/88                   $11,250
                      Sold 09/28/90                         $11,275
                      Realized Gain                         $    25
                      2,571,314 Shares Common Stock
                      Purchased  12/28/88                   $ 1,286
                      Sold 09/28/90                         $10,512
                      Realized  Gain                        $ 9,226
                      347,209 Shares Common Stock
                      Purchased  12/28/88                   $   174
                      Sold  12/20/91                        $ 1,343
                      Realized Gain                         $ 1,169
                      $71,251 15% Subordinated Notes
                      Purchased  12/28/88                   $71,251
                      Sold 02/01/93                         $71,181
                      Realized Loss                         $   (70)                      -------------------------------------
                      Total Net Realized Gain               $10,350                           3,255      15,292           15.96
                                                                                          -------------------------------------

                    STANLEY FURNITURE COMPANY, INC. (a)(e) - Notes 8, 9
1,528,781 Shares    Stanley Furniture Co., Inc., Common Stock(d)(h)(j)         Various       19,154      29,811
                      (30.4% of fully diluted common equity)
                      $2,000 Loan participation
                      Purchased 03/12/92                    $ 2,000
                      Repaid 04/05/93                       $ 2,000
                      Realized Gain                         $     0
                      1,115,256 Shares Common Stock
                      Purchased Various                     $13,973
                      Sold  11/13/96                        $14,664
                      Sold  12/13/96                        $ 2,199
                      Realized Gain                         $ 2,890
                      Purchased Various                     $   395
                      Sold   2/07/97                        $   756
                      Realized Gain                         $   361                       -------------------------------------
                      Total Net Realized Gain               $ 3,251                          19,154      29,811           31.11
                                                                                          -------------------------------------



                                                                                          -------------------------------------
                      TOTAL INVESTMENT IN MANAGED COMPANIES                               $  93,073    $ 86,174           89.93
                                                                                          =====================================


See the Accompanying Notes to Financial Statements.


                                                ML-LEE ACQUISITION FUND, L.P.
                                             SCHEDULE OF PORTFOLIO INVESTMENTS
                                                     MARCH 31, 1997
                                                 (DOLLARS IN THOUSANDS)

  Principal                                                                                              Fair      % Of
   Amount                                                                     Investment   Investment    Value      Total
Shares/Warrants         Investment                                              Date         Cost (f)   (Note 2)   Investments
                    NON-MANAGED COMPANIES

                    SWO HOLDINGS CORPORATION - Note 9
250,000 Shares      SWO Holdings Corp., Common Stock(d)                        11/24/87        250          0
  1,430 Shares      Homeland Holding Corp., Common Stock(d)                    08/10/90        440          0
  1,506 Warrants    Homeland Holding Corp., Common Stock
                      Purchase Warrants (d)                                    10/02/96          0          0
                      $5,000 15.5% Subordinated Notes
                      Purchased 11/24/87                    $5,000
                      Sold 09/15/88                         $5,075
                      Realized Gain                         $   75
                                                                                          -------------------------------
                                                                                               690          0       0.00
                                                                                          -------------------------------

                    TLC BEATRICE INTERNATIONAL HOLDINGS, INC.
25,500 Shares       TLC Beatrice Int'l Holdings., Inc., Common Stock(d)        11/30/87         26         26
                      $8,500 13% Subordinated Notes
                      Purchased 11/30/87                    $8,500
                      Sold 08/18/88                         $8,500                        -------------------------------
                      Realized Gain                         $    0                              26         26        0.03
                                                                                          -------------------------------

                  WALTER INDUSTRIES, INC. - Note 9
435,569 Shares    Walter Industries, Inc., Common Stock(b)(j)                  01/07/88      8,877      5,935
326 Shares        Walter Industries, Inc., Common Stock (b)(j)                 09/13/95          0          4
                     $12,000 17% Note
                     Purchased  1/7/88             $ 12,000
                     Exchanged  12/1/95
                     for $490,000 cash and
                     435,569 Common Stock and
                     $2,527 12.19%  Senior Note
                     Realized  Gain                $      0
                     $2,527 12.19% Senior Note
                     Received 12/1/95              $  2,527
                     Sold 12/15/95                 $  2,527
                     Realized Gain                 $      0
                     Total Realized Gain           $      0                               -------------------------------
                                                                                             8,877      5,939        6.19
                                                                                          -------------------------------

                    MAGELLAN HEALTH SERVICES, INC.
                   (formerly CHARTER MEDICAL CORPORATION) - Note 9
40,000 Warrants     Charter Medical Corp. Common Stock Purchase Warrants(d)    09/01/88          4          0
                      $5,000 14% Subordinated Notes
                      Purchased 09/01/88                    $5,000
                      Sold 12/05/88                         $5,000                        -------------------------------
                      Realized Gain                         $    0                               4          0        0.00
                                                                                          -------------------------------


                  TOTAL INVESTMENT IN NON-MANAGED COMPANIES                                  9,597      5,965        6.22
                                                                                          ===============================
                  SUMMARY OF MEZZANINE INVESTMENTS
                  Subordinated Notes                                                      $ 11,932   $ 11,932       12.45
                  Preferred Stock                                                           35,502     21,502       22.44
                  Common Stock and Warrants                                                 55,236     58,705       61.26
                                                                                          -------------------------------
                  TOTAL MEZZANINE INVESTMENTS                                             $102,670   $ 92,139       96.15
                                                                                          ===============================


See the Accompanying Notes to Financial Statements.

                                                ML-LEE ACQUISITION FUND, L.P.
                                             SCHEDULE OF PORTFOLIO INVESTMENTS
                                                       MARCH 31, 1997
                                                    (DOLLARS IN THOUSANDS)


  Principal                                                                                              Fair      % Of
   Amount                                                                     Investment   Investment    Value      Total
Shares/Warrants         Investment                                              Date        Cost (f)   (Note 2)   Investments
                  TEMPORARY INVESTMENTS

                  COMMERCIAL PAPER
$2,640            Ford Motor Credit Corp., 5.33% due 04/03/97                 03/19/97   $  2,634   $  2,639
$1,050            American General Corp., 5.63% due 04/08/97                  03/27/97      1,048      1,049
                                                                                         -------------------------------
                  TOTAL INVESTMENT IN COMMERCIAL PAPER                                      3,682      3,688        3.85
                                                                                         -------------------------------

                  TOTAL TEMPORARY INVESTMENTS                                            $  3,682   $  3,688        3.85
                                                                                         -------------------------------

                  TOTAL INVESTMENT PORTFOLIO                                             $106,352   $ 95,827      100.00%
                                                                                         ===============================



(a)  Represents investments in Affiliates as defined in the Investment Company Act of 1940.
(b)  Non-income producing security.
(c)  Restricted security.
(d)  Restricted non-income producing security.
(e)  Issuers of which the Fund, as of March 31, 1997,  owned more than 25% of the voting securities and which therefore were presumed to be controlled by the Fund under the Investment Company Act of 1940 as of such date.
(f)  Represents original cost and excludes accretion of discount of $6 for Temporary Investments.
(g)  Non-accrual investment status.
(h)  Inclusive of receipt of payment-in-kind securities.
(i)  Represents an amount of less than one thousand dollars.
(j)  Publicly traded class of securities.

See the Accompanying Notes to Financial Statements.


                      ML-LEE ACQUISITION FUND, L.P.
                      NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 1997
                               (UNAUDITED)

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

     The information presented herein is based on pertinent information available to the Managing General Partner and Investment Adviser as of March 31, 1997. Although the Managing General Partner and Investment Adviser are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time, and especially in light of the fact that the portfolio investments of companies whose equity is publicly traded are valued at the last price available at March 31, 1997, the current estimated fair value of these investments may have changed significantly since that point in time.

Interest Receivable on Investments

    Investments generally will be placed on non-accrual status in the event of a default (after applicable grace period expires) or if the Investment Adviser and the Managing General Partner determine that there is no reasonable assurance of collecting interest.

Payment-In-Kind Securities

     All payment-in-kind securities received in lieu of cash interest payments by the Fund's portfolio companies are recorded at face value (which approximates accrued interest), unless the Investment Adviser and the Managing General Partner determine that there is no reasonable assurance of collecting the full principal amounts of such securities. As of March 31, 1997 and December 31, 1996, the Fund had in its portfolio of investments $1.2 million of payment-in-kind debt securities. As of March 31, 1997 and December 31, 1996, the Fund had in its portfolio of investments $6.5 million of payment-in-kind equity securities.

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

Partners' Capital

     Partners' Capital represents the Fund's equity divided in proportion to the Partners' Capital Contributions and does not represent the Partners' Capital Accounts. Profits and losses, as defined in the Partnership Agreement, when realized, are allocated in accordance with the provisions of the Partnership Agreement summarized in Note 3.

Interim Financial Statements

    The financial information included in this interim report as of March 31, 1997 and for the period then ended has been prepared by management without an audit by independent certified public accountants. The results for the period ended March 31, 1997 are not necessarily indicative of the results of the operations expected for the year and reflect adjustments, all of a normal and recurring nature, necessary for the fair presentation of the results of the interim period. In the opinion of Mezzanine Investments, L.P., the Managing General Partner of the Fund, all necessary adjustments have been made to the aforementioned financial information for a fair presentation in accordance with generally accepted accounting principles.

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

4.  Leverage

     The Fund entered into an amended credit agreement, dated as of August 13, 1991 (the "Credit Facilities"), with a lending group led by the First National Bank of Chicago ("First Chicago"), which provided the Fund with a maximum credit facility of $140 million. The Credit Facilities consisted of a $100 million term loan and a $40 million secured revolving credit line. In October of 1993, the Fund amended the credit agreement enabling it to make prepayments of the term loan at any time and without any corresponding reduction to the revolving line of credit. As a result of paydowns of the term loan the Fund's outstanding balance was paid in full as of March 29, 1994 to reduce the Credit Facilities to $7.5 million, all of which is available at March 31, 1997. The Credit Facilities will mature on July 31, 1998. In connection with the Credit Facilities, the Fund has pledged its debt and equity portfolio securities to its lenders.

    In connection with the Credit Facilities, the Fund incurred the following loan fees:

    Nonrecurring loan advisory and loan facility fees of $4,441,580 paid to First Chicago in 1991 in connection with the creation of the credit facility, which are being amortized over the life of the credit facility. The amount expensed for the three months ended March 31, 1997 was $157,193.

    An annual Loan Administration Fee of $25,000 for the administration of the credit facility. The amount expensed for the three months ended March 31, 1997 was $6,165.

    An Unused Commitment Fee of 1/2 of 1% per annum of the unused line of credit. The expense for the three months ended March 31, 1997 was $9,271.

     For the three months ended March 31, 1997 and 1996, the Fund incurred $172,629 and $172,656, respectively, in total loan fees.

5.  Investment Advisory Fee

     The Investment Adviser provides for the identification, management and liquidation of investments for the Fund. As compensation for services rendered to the Fund, the Investment Adviser receives a quarterly fee at the annual rate of 1% of assets under management (net offering proceeds, reduced by cumulative capital reductions, plus outstanding bank borrowing as specified in the Fund's Partnership Agreement), with a minimum annual fee of $1.2 million. The Investment Advisory Fee is calculated and paid quarterly, in advance. For the three months ended March 31, 1997 and 1996, the Fund paid $296,691 and $480,252, respectively, in Investment Advisory Fees to Thomas H. Lee Advisors I.

6.  Fund Administration Fees & Expenses

     ML Fund Administrators Inc. (the "Fund Administrator") (an affiliate of the Managing General Partner) performs the operational and administrative services necessary for the management of the Fund. Beginning October 19, 1995, the Fund Administration Fee changed to an annual fee of $300,000 plus out-of-pocket expenses incurred by the Fund Administrator, as described below. The Fund Administration Fee is paid quarterly, in advance. For the three months ended March 31, 1997 and 1996, the Fund paid $75,000 and $74,335, respectively, in Fund Administration Fees.

     Beginning  October 19, 1995, in accordance with the Partnership  Agreement,
the  Fund   Administrator   is  being   reimbursed  by  the  Fund  for  100%  of
administrative expenses incurred.

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

     For the three months ended March 31, 1997 and 1996, the Fund incurred $52,945 and $66,705, respectively, in Independent General Partners' Fees and Expenses.

8.  Investment Transactions

     During February 1997, the Fund sold 31,515 shares of Stanley Furniture for $24 per share. The Fund received total proceeds of $756,335 and recognized a gain of $361,480.

     At March 31, 1997, the Fund had a total of $102.7 million invested in Mezzanine Investments representing $93.1 million Managed and $9.6 million Non-Managed portfolio investments.

     For the three months ended March 31, 1997, the proceeds from the sales of investments resulted in net realized gains of $361,480. For additional information, please refer to the Supplemental Schedule of Realized Gains and Losses - Schedule 1.

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

9.  Unrealized Appreciation and Depreciation of Investments

     For the three months ended March 31, 1997, the Fund recorded net unrealized appreciation of $284,027. As of March 31, 1997, the Fund's cumulative net unrealized depreciation on investments totalled $10,530,439.

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

     On October 18, 1991, one Limited Partner of the Fund commenced a class action in the Supreme Court of the State of New York in the County of New York, on behalf of a class of all Limited Partners of record during 1990 or their successors in interest, against the Fund's Managing General Partner, ("MGP"), Individual General Partners, Investment Adviser and certain of their affiliates. The complaint alleged that the defendants breached the Fund's Partnership Agreement in 1990 by causing the Fund to pay $7,554,855 in incentive compensation to the MGP with respect to that year and sought monetary damages in the amount of $7,554,855, together with interest, and other relief. After trial, the Court found that the MGP Distributions for the fourth quarter of 1989 through the fourth quarter of 1990 were paid in violation of the Partnership Agreement and as a result, held the General Partners liable for repayment to the plaintiff class of $6,627,752 of excessive distributions, plus interest. The Court's decision dismissed Merrill Lynch & Co., Inc. and MLPF&S because they were not parties to the Partnership Agreement. On June 13, 1996, the Court amended its decision, dismissing ML Mezzanine, Inc., the corporate general partner of the Fund's MGP because it was not a party to the Partnership Agreement. On July 25, 1996, judgment was entered against remaining Defendants in the amount of $10,399,505. The remaining Defendants filed a Notice of Appeal on October 4, 1996. The appeal has been fully briefed, and submitted to the Court for decision. The Fund may be obligated to indemnity and advance litigation expenses to one or more of the defendants under the terms and conditions of various indemnity provisions of the Fund's Partnership Agreement and separate indemnification agreements. The Fund has advanced litigation expenses to the indemnified parties based upon amounts which are deemed reimbursable in accordance with the indemnification provisions and has included these amounts in Legal and Professional Fees.

     On October 14, 1993, a Limited Partner commenced a putative class action in the U.S. District Court for the District of Delaware, purportedly on behalf of all persons who purchased limited partnership interests in the Fund between August 12, 1987 and the date of filing of the complaint, against the Fund, the Managing General Partner, the Individual General Partners, the Investment Adviser to the Fund and certain named affiliates of such persons. As amended, the complaint alleges that the defendants operated the Fund, and caused it to make certain investments, for the benefit of some or all of the defendants at the expense of the Fund's Limited Partners in breach of defendants' fiduciary and contractual duties to the Limited Partners, thereby violating federal securities laws applicable to the Fund and its affiliates under the Investment Company Act of 1940, as amended, as well as Delaware state law. By Order dated September 30, 1994 and Opinion dated October 14, 1994, the court granted in part and denied in part defendants' motion to dismiss the amended complaint, dismissing plaintiff's claims with respect to several investments as time-barred and dismissing all claims for aiding and abetting liability under the Investment Company Act of 1940. The plaintiff thereafter filed a second amended complaint on November 3, 1995 raising additional allegations in connection with certain transactions by the Fund, and alleging that defendants violated the Investment Company Act of 1940 and Delaware state law. In its Order and Opinion dated December 30, 1996, the court granted in part and denied in part the defendants' motion to dismiss the second amended complaint holding that a number of new claims and theories asserted by plaintiffs are dismissed as time-barred. Plaintiffs have moved for reconsideration of the Court's Order. The plaintiff seeks an accounting, rescission, rescissory or actual damages and punitive damages. Plaintiffs have moved to certify the case as a class action. Defendants have opposed that motion which is currently pending before the Court. The defendants in this action believe that the claims in the second amended complaint are without merit. Whether or not the plaintiff prevails on any remaining claims, the Fund may be obligated to indemnify and advance litigation expenses to certain of the defendants under the terms and conditions of various indemnity provisions in the Fund's Partnership Agreement and separate indemnification agreements, and the amounts of such indemnification and expenses could be material. In the opinion of legal counsel, the outcome of this case is not determinable at this time. The Fund has incurred litigation expenses which are recorded in professional fees.

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

     In the first quarter of 1997, the Managing General Partner received cash distributions in the amount of $6,524 representing its 1% interest in the Fund.

14. Reserves

     In February 1993, the Fund established a $15 million reserve to provide funds for follow-on investments and to pay expenses. As of March 31, 1997, the reserve balance was reduced to approximately $3.1 million due to follow-on investments in CMI Holding Corp., Diet Center Inc., Duro-Test Corporation, Health o meter and Petco. Additionally, $1.4 million of the reserve has been returned to partners of the Fund and a payment of $2.9 million was made to First Chicago to pay down the Fund's loan.

15. Income Taxes (Statement of Financial Accounting Standards No. 109)

    No provision for income taxes has been made because all income and losses are allocated to the Fund's partners for inclusion in their respective tax returns.

     Pursuant to Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes, the Fund is required to disclose any difference in the tax basis of the Fund's assets and liabilities versus the amounts reported in the financial statements. As of December 31, 1996, the tax basis of the Fund's assets are greater than than the amounts reported in the financial statements by $1.6 million. This difference is primarily attributable to unrealized depreciation on investments which has not been recognized for tax purposes.

16. Subsequent Events

     On April 29, 1997, the Individual General Partners approved the first quarter 1997 cash distribution totalling $285,576, which consists of net distributable proceeds, after fund expenses, of $252,319 from the sale of Stanley common stock (of which $386,609 is return of capital) and $33,257 of net income from temporary investments. The total amount distributed to Limited Partners was $282,744 or $.58 per Unit. The Managing General Partner received $2,832, representing its 1% interest in the Fund. This cash distribution was paid on May 15, 1997.

                                                   SCHEDULE 1
                                         ML-LEE ACQUISITION FUND, L.P.
                                SUPPLEMENTAL SCHEDULE OF REALIZED GAINS AND LOSSES
                                      FOR THE 3 MONTHS ENDED MARCH 31, 1997
                                             (DOLLARS IN THOUSANDS)
                                                  (UNAUDITED)



                                        Number of             Investment                            Realized
SECURITY                             Shares/Principal            Cost         Net Proceeds       Gain/(Loss)
------------------------------       -----------------       ------------     ------------       ------------

Stanley Furniture Inc.
    Common Stock                                31,515       $      395         $     756          $     361
                                                             ----------         ---------          ---------
                                                             $      395         $     756          $     361
                                                             ==========         =========          =========

                                                                  SCHEDULE 2
                                                        ML-LEE ACQUISITION FUND, L.P.
                                       SUPPLEMENTAL SCHEDULE OF UNREALIZED APPRECIATION AND DEPRECIATION
                                                       FOR THE PERIOD ENDED MARCH 31, 1997
                                                            (DOLLARS IN THOUSANDS)
                                                                  (UNAUDITED)

                                                                            Unrealized
                                                                           Appreciation
                                                                          (Depreciation)       Total Unrealized     Total Unrealized
                                                                              for the           Appreciation/        Appreciation/
                                              Investment        Fair     Three Months Ended   (Depreciation) at    (Depreciation) at
SECURITY                                         Cost           Value     March 31, 1997      December 31, 1996      March 31, 1997
-----------------------------------          ------------       -------   ----------------    -----------------    -----------------
PUBLICLY TRADED SECURITIES

Celebrity
  Common Stock*                                  $    75       $     20         $      (1)         $      (54)        $       (55)
Signiture Brands
  Common Stock*                                    4,552          5,666            (2,735)              3,849               1,114
Playtex
  Common Stock*                                    3,255         15,292             4,044               7,993              12,037
Stanley
  Common Stock*                                   19,154         29,811              (805)             11,462              10,657
Walter
  Common Stock                                     8,877          5,938              (219)             (2,720)             (2,939)
                                                                                ---------          ----------         -----------
TOTAL UNREALIZED APPRECIATION
  FROM PUBLICLY TRADED SECURITIES                                               $     284          $   20,530         $    20,814
                                                                                ---------          ----------         -----------

NONPUBLIC SECURITIES:

BeefAmerica Incorporated
  Jr. and Sr.Preferred Stock                      24,000         10,000                --          $ (14,000)         $   (14,000)

Chadwick-Miller, Inc.
  Common Stock Purchase Warrants*                  3,736             --                --             (3,736)              (3,736)
  Preferred Stock Purchase Warrants*              12,916             --                --            (12,916)             (12,916)

Magellan Health Service
  Common Stock Warrants*                               4             --                --                 (4)                  (4)

SWO Holdings Corporation
  Common Stock*                                      690             --                --               (690)                (690)
                                                                                ---------          ---------          -----------
TOTAL UNREALIZED DEPRECIATION FROM
  NONPUBLIC SECURITIES                                                          $      --          $ (31,346)         $   (31,346)
                                                                                ---------          ---------          -----------

 NET UNREALIZED APPRECIATION \ (DEPRECIATION)                                   $     284          $ (10,816)         $   (10,532)
                                                                                =========          =========          ===========

*  Restricted Security.

See the Accompanying Notes to Financial Statements.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity & Capital Resources

     As of March 31, 1997, the Fund had a total of $102.7 million (at cost) invested in Mezzanine Investments. These investments were financed by net offering proceeds and debt financing. This represents a $394,854 decrease versus the total invested in Mezzanine Investments at December 31, 1996 of $103.1 million. The decrease in investments is due to the sale in the first quarter of 1997 of Stanley Furniture. The Fund's Mezzanine Investments consist of high-yield subordinated debt and/or preferred stock linked with an equity participation in middle market companies typically issued in private placement transactions and are usually subject to restrictions on the transfer or sale of the security, thereby limiting their liquidity.

     During the three months ended March 31, 1997, the Fund received no additional debt securities in lieu of cash interest payments ("payment-in-kind"). As of March 31, 1997, the Fund had in its portfolio $1.1 million of payment-in-kind debt securities and $6.5 million of payment-in-kind equity securities.

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

     On October 29, 1993, the Fund amended its Credit Facility Agreement enabling the Fund to make prepayments of the term loan at any time and without any corresponding reduction to the revolving credit line. As a result of paydowns of the term loan, the Fund's outstanding term loan was paid in full as of March 29, 1994. Additionally, the Fund's remaining credit line was further amended to reduce the commitments thereunder to $7.5 million, which is availavle to the Fund as of March 31, 1997.

     The Fund is now in its tenth year of operation. Because all but one of the Fund's debt investments were previously sold or redeemed, interest and other income expected to be received by the Fund may not be sufficient to cover the Fund's expenses. As a result, future cash distributions to Limited Partners will be mostly derived from capital proceeds and gains resulting from sales of securities. The amount and timing of asset sales are dependent on future market conditions and therefore are inherently unpredictable. Generally, the proceeds generated from the sale of the Fund's investments will be distributed to partners only after payment of obligations of the Fund, or for appropriate reserves. To fund the anticipated cash flow shortfall in the near future and to maintain adequate reserves for possible follow-on investments and expenses, the Fund reserved $15 million of the proceeds received from the Playtex notes sale in February, 1993. A portion of the reserve was used to make follow-on investments in American Health Companies, Duro-Test Corp., Chadwick-Miller, Health o meter and Petco. Approximately $1.4 million of the reserve has been returned to partners of the Fund. In addition, $2.9 million was utilized from the reserve to pay down a portion of the First Chicago loan on January 6, 1994. The Fund's reserve balance as of March 31, 1997 was approximately $3.1 million which has been invested in temporary investments. As of the last meeting of the Independent General Partners on February 25, 1997, the Independent General Partners have approved retention of the reserve at its current level.

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

     Certain issuers of securities held by the Fund (Celebrity, Playtex, Stanley Furniture and Signiture Brands) have registered their equity securities in public offerings. Although the equity securities of the same class presently held by the Fund (except Celebrity Inc., Stanley Furniture and Signiture Brands) were not registered in these offerings, the Fund has the ability under Rule 144 under the Securities Act of 1933 to sell publicly traded equity securities held by it for at least three years on the open market, subject to the volume restrictions set forth in that rule. The Rule 144 volume restrictions generally are not applicable to equity securities of non-affiliated companies held by the Fund for at least three years. The Fund in certain cases has agreed not to make any sales of equity securities for a specified hold-back period following a public offering.

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

Results of Operations

Investment Income and Expenses

     For the three months ended March 31, 1997, the Fund had a net investment loss of $552,667 as compared to net investment income of $33,236 for the same period in 1996. The total investment income earned on investments for the three months ended March 31, 1997 was $348,206 of which $300,998 was earned from Mezzanine Investments and $47,208 was earned from Temporary Investments. For the same period in 1996, total investment income earned on investments was $1,216,115 of which $463,848 was earned from Mezzanine Investments and $752,267 was earned from Temporary Investments.

     The decrease in net investment income for the three months ending March 31, 1997 versus the comparative period in 1996 reflects a decrease in investment income generated from mezzanine investments which have been sold since March 31, 1996, partially offset by lower Investment Advisory Fees and Legal and Professional Fees. Short term discount income was substantially greater in the first quarter of 1996 stemming from the proceeds received from the sale of GNC.

    Major expenses for the period ending March 31, 1997 consisted of Investment Advisory Fees and Legal and Professional Fees.

     Legal and Professional fees paid by the Fund consist primarily of legal fees incurred in conjunction with litigation. Legal and Professional fees for the three months ended March 31, 1997 and 1996 were $229,495 and $386,824, respectively. This decrease is attributable to the decrease in litigation expenses incurred and legal fees required to be advanced by the Fund in connection with the litigation described in Note 12 to the Financial Statements.

     The Investment Adviser and Fund Administrator receive their compensation on a quarterly basis. Total Investment Advisory Fees paid to the Investment Adviser for the three months ended March 31, 1997 was $296,691 compared with $480,252 for the three months ended March 31, 1996. The fee is calculated at an annual rate of 1% of assets under management, subject to certain reductions as specified in the Fund's Partnership Agreement with a minimum annual payment of $1,200,000. The decrease in 1997 as compared to 1996 Investment Advisory Fees is a direct result of sales of investments, returns of capital to partners and realized losses on investments.

     The Fund Administration Fee is $300,000 per year plus all actual out-of-pocket expenses incurred on behalf of the Fund by the Fund Administrator (excluding compensation for the executive officers of the Fund Administrator), but in no event exceeding, in aggregate, the annual amount of $2.0 million. Out-of-pocket Fund expenses consist of accounting, audits, printing, tax preparation and other administrative services. The Fund Administration Fee paid to the Fund Administrator for the three months ended March 31, 1997 and March 31, 1996 was $75,000 and $74,335, respectively.

     Loan fees consist of fees on the unused portion of the Fund's facility, loan administration fees, amortization of the loan advisory and facility fees and various miscellaneous fees attributable to the facility. Loan fees for the three months ended March 31, 1997 and 1996 totalled $172,629 and $172,656, respectively.

Net Assets

     The Fund's net assets decreased by $557,169 during the three months ended March 31, 1997, due to net realized gains of $361,480 and net unrealized appreciation of $284,027 offset by a net investment loss of $552,667 and cash distributions of $650,009.

     The Fund's valuation of the common Stock of Celebrity, Signiture Brands, Playtex, Stanley Furniture and Walter Industries reflect their closing market price at March 31, 1997.

     The Health o meter, Playtex and Stanley securities held by the Fund are restricted securities under the Securities and Exchange Commission's Rule 144 and can only be sold under that rule, in a registered public offering, or pursuant to an exemption from the registration requirement. In addition, resale in some cases is restricted by lockup or other agreements. The Fund may be considered an affiliate of Signiture Brands and Stanley Furniture under the
Securities and Exchange Commission's Rule 144, and therefore, any resale of Health o meter or Stanley Furniture securities under Rule 144 is limited by the volume limitations in that rule. Accordingly, the values referred to in the financial statements for Health o meter, Playtex and Stanley Furniture securities held by the Fund do not necessarily represent the prices at which these securities could currently be sold.

Unrealized Appreciation and Depreciation and Non-Accrual of Investments

     For the three months ended March 31, 1997, the Fund recorded net unrealized appreciation of $284,027 as compared to net unrealized depreciation of $4,715,698 for the same period in 1996. On March 31, 1997, the Fund's cumulative net unrealized depreciation on investments totalled $10,530,439.

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

    The information presented herein is based on pertinent information available to the Managing General Partner and Investment Adviser as of March 31, 1997. Although the Managing General Partner and Investment Adviser are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time, and the current estimated fair value of these investments may have changed significantly since that point in time.

     For additional information, please refer to the Supplemental Schedule of Unrealized Appreciation and Depreciation - Schedule 2.

Realized Gains and Losses

     The net realized gain on investments sold for the three months ended March 31, 1997 was $361,480 compared to a net realized gain of $37,129,853 for the same period in 1996.

    For additional information, please refer to the Supplemental Schedule of Realized Gains and Losses - Schedule 1.

Cash Distributions

     On April 29, 1997, the Individual General Partners approved the first quarter 1997 cash distribution totalling $283,218, which consists of net distributable proceeds, after fund expenses, of $249,961 from the sale of Stanley common stock (of which $386,609 is return of capital) and $33,257 of net income from temporary investments. The total amount distributed to Limited Partners was $280,386 or $.58 per Unit. The Managing General Partner received $2,832, representing its 1% interest in the Fund. This cash distribution was paid on May 15, 1997.

Part II - Other Information

     Items 1 - 5 are herewith omitted as the response to all items is either none or not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

     Exhibit 27 - Financial Data Schedule for the first quarter ended March 31, 1997.

                           SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of May, 1997.


                       ML-LEE ACQUISITION FUND, L.P.

                       By:  Mezzanine Investments, L.P.,
                       Managing General Partner

                       By:  ML Mezzanine Inc.,
                       its General Partner


Dated: May 15, 1997    /s/ Audrey Bommer
                           Audrey Bommer
                           Vice President and Treasurer
                           (Chief Financial Officer)

Dated: May 15, 1997   /s/ Roger F. Castoral, Jr.
                          Roger F. Castoral, Jr.
                          Assistant Treasurer
                          (Principal Accounting Officer)

                           SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of May, 1997.


                           ML-LEE ACQUISITION FUND, L.P.

                           By:  Mezzanine Investments, L.P.,
                                Managing General Partner

                           By:  ML Mezzanine Inc.,
                                its General Partner


Dated: May 15, 1997
                           Audrey Bommer
                           Vice President and Treasurer
                           (Chief Financial Officer)

Dated: May 15, 1997
                           Roger F. Castoral, Jr.
                           Assistant Treasurer
                           (Principal Accounting Officer)