Form 10-Q
period 1997-06-30
ML LEE ACQUISITION FUND L P
filed 1997-08-14
CIK 813343

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1997

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

                          ML-LEE ACQUISITION FUND, L.P.

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

Statements of Assets, Liabilities and Partners' Capital as of June 30, 1997 and December 31, 1996

Statements of  Operations - For the Three and Six Months Ended
  June 30, 1997 and 1996

Statements of Changes in Net Assets - For the Six Months
  Ended June 30, 1997 and 1996

Statements of Cash Flows - For the Six Months Ended
  June 30, 1997 and 1996

Statement of Changes in Partners' Capital - June 30, 1997

Schedule of Portfolio Investments - June 30, 1997

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

Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Item 6.  Exhibits and Reports on Form 8-K

                          ML-LEE ACQUISITION FUND, L.P.
             STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
                             (DOLLARS IN THOUSANDS)


                                                                          (Unaudited)   December 31,
                                                                        June 30, 1997       1996
                                                                         ------------   ------------

ASSETS:
Investments - Notes 2, 8, 9
Portfolio Investments at fair value
    Managed Companies (amortized cost $83,960 at June 30,
         1997 and $93,468 at December 31, 1996)                          $     72,688   $     86,067
    Non-Managed Companies (amortized cost $9,597 at June 30,
         1997 and at December 31, 1996)                                         7,327          6,183
    Temporary Investments, at amortized cost (cost $17,879 at
         June 30, 1997 and $4,040 at December 31, 1996)                        17,883          4,047
Cash                                                                               --             10
Prepaid Loan Fees - Notes 2, 4                                                    693          1,022
Prepaid Expenses and Other Receivables                                              3            307
                                                                         ------------   ------------
TOTAL ASSETS                                                             $     98,594   $     97,636
                                                                         ============   ============

LIABILITIES AND PARTNERS' CAPITAL:

Liabilities
    Legal and Professional Fees Payable                                  $        322   $        122
    Reimbursable Administrative Expenses Payable                                  192            103
    Independent General Partner Expenses Payable                                   41             23
                                                                         ------------   ------------
Total Liabilities                                                                 555            248
                                                                         ------------   ------------
Partners' Capital - Note 2
    Managing General Partner                                                    1,324          1,317
    Limited Partners (487,489 Units)                                           96,715         96,071
                                                                         ------------   ------------
Total Partners' Capital                                                        98,039         97,388
                                                                         ------------   ------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                                  $     98,594   $     97,636
                                                                         ============   ============

See the Accompanying Notes to Financial Statements.

                          ML-LEE ACQUISITION FUND, L.P.
                            STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                 For the Three Months Ended        For the Six Months Ended
                                                                 --------------------------        ------------------------
                                                                   June 30,        June 30,        June 30,        June 30,
                                                                     1997            1996            1997            1996
                                                                 ----------        --------        --------        --------
INVESTMENT INCOME - Notes 2, 8, 10:
Interest                                                         $      301        $    359        $    596        $    656
Discount                                                                 46             492              93           1,244
Dividend & Other Income                                                  --              --               6             167
                                                                 ----------        --------        --------        --------
    TOTAL INCOME                                                        347             851             695           2,067
                                                                 ----------        --------        --------        --------
EXPENSES:
Investment Advisory Fee - Note 5                                        297             456             594             936
Fund Administration Fee - Note 6                                         75              75             150             149
Loan Fees - Notes 2, 4                                                  175             175             347             348
Independent General Partners' Fees and Expenses - Note 7                118              33             171             100
Legal and Professional Fees                                             416             582             648             969
Reimbursable Administrative Expenses - Note 6                           191             210             261             210
Insurance Expense                                                         2               2               4               4
                                                                 ----------        --------        --------        --------
    TOTAL EXPENSES                                                    1,274           1,533           2,175           2,716
                                                                 ----------        --------        --------        --------
NET INVESTMENT LOSS                                                    (927)           (682)         (1,480)           (649)
NET REALIZED GAIN ON INVESTMENTS -
     NOTE 8 AND SCHEDULE 1                                            5,434          24,445           5,795          61,575
NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION)
     ON INVESTMENTS - NOTE 9 AND SCHEDULE 2
        Publicly Traded Securities                                   (3,012)        (23,960)         (2,728)        (98,356)
        Nonpublic Securities                                             --          (8,462)             --          61,219
                                                                 ----------        --------        --------        --------
             Subtotal                                                (3,012)        (32,422)         (2,728)        (37,137)
                                                                 ----------        --------        --------        --------
NET INCREASE (DECREASE) IN NET ASSETS
  RESULTING FROM OPERATIONS                                      $    1,495        $ (8,659)       $  1,587        $ 23,789
                                                                 ==========        ========        ========        ========

See the Accompanying Notes to Financial Statements.

                          ML-LEE ACQUISITION FUND, L.P.
                       STATEMENTS OF CHANGES IN NET ASSETS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                For the Six Months Ended
                                                                             ------------------------------
                                                                               June 30,           June 30,
                                                                                 1997               1996
                                                                             -----------        -----------
FROM OPERATIONS:

Net Investment Income (Loss)                                                 $    (1,480)       $      (649)

Net Realized Gain on Investments                                                   5,795             61,575

Net Change in Unrealized Depreciation on Investments                              (2,728)           (37,137)
                                                                             -----------        -----------

Net Increase in Net Assets Resulting from Operations                               1,587             23,789

Cash Distributions to Partners                                                      (936)          (174,334)
                                                                             -----------        -----------

Total Increase (Decrease)                                                            651           (150,545)

NET ASSETS:

Beginning of Period                                                               97,388            254,353
                                                                             -----------        -----------

End of Period                                                                $    98,039        $   103,808
                                                                             ===========        ===========

See the Accompanying Notes to Financial Statements.

                          ML-LEE ACQUISITION FUND, L.P.
                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                For the Six Months Ended
                                                                            --------------------------------
                                                                            June 30, 1997      June 30, 1996
                                                                            -------------      -------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
  Interest, Dividends and Discount Income                                   $         997      $       1,903
  Investment Advisory Fee                                                            (594)              (936)
  Fund Administration Fee                                                            (150)              (149)
  Legal and Professional Fees                                                        (457)              (679)
  Loan Fees and Expenses                                                               (9)                (8)
  Independent General Partners' Fees and Expenses                                    (153)              (110)
  (Purchase) Sale of Temporary Investments, Net                                   (13,838)             1,779
  Reimbursable Administrative Expenses                                               (173)              (148)
  Proceeds from Sale of Portfolio Company Investments                              15,303            170,654
                                                                            -------------      -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                             926            172,306
                                                                            -------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash Distributions to Partners                                                     (936)          (174,334)
                                                                            -------------      -------------
NET CASH APPLIED TO FINANCING ACTIVITIES                                             (936)          (174,334)
                                                                            -------------      -------------
  Net Decrease in Cash                                                                (10)            (2,028)
  Cash at Beginning of Period                                                          10              6,054
                                                                            -------------      -------------
CASH AT END OF PERIOD                                                       $          --      $       4,026
                                                                            =============      =============

                                   RECONCILIATION OF NET INVESTMENT LOSS TO
                                   NET CASH PROVIDED BY OPERATING ACTIVITIES

Net Investment Loss                                                         $      (1,480)     $        (649)
                                                                            -------------      -------------
ADJUSTMENTS TO RECONCILE NET INVESTMENT LOSS
    TO NET CASH PROVIDED BY OPERATING ACTIVITIES
  (Increase) Decrease in Investments                                               (4,331)           107,483
  Decrease in Receivable for Investments Sold                                          --              3,376
  (Increase) Decrease in Accrued Interest,
     Dividend and Discount Receivables                                                302               (164)
  Decrease in Prepaid Expenses                                                        333                444
  Increase (Decrease) in Independent General Partner Fees Payable                      18                (10)
  Increase in Reimbursable Administrative Expenses Payable                             88                 62
  Increase in Legal and Professional Fees Payable                                     201                189
  Net Realized Gain on Investments                                                  5,795             61,575
                                                                            -------------      -------------
TOTAL ADJUSTMENTS                                                                   2,406            172,955
                                                                            -------------      -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                   $         926      $     172,306
                                                                            =============      =============

See the Accompanying Notes to Financial Statements.

                          ML-LEE ACQUISITION FUND, L.P.
                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                              (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                           Managing
                                                           General            Limited
                                                           Partner            Partners            Total
                                                         -----------        -----------        -----------


For the Six Months Ended June 30, 1997
Partners' Capital at January 1, 1997                     $     1,317        $    96,071        $    97,388
Allocation of Net Investment Loss                                (14)            (1,466)            (1,480)
Allocation of Net Realized Gain on Investments                    58              5,737              5,795
Allocation of Net Change in Unrealized Depreciation              (27)            (2,701)            (2,728)
Cash Distributions to Partners                                   (10)              (926)              (936)
                                                         -----------        -----------        -----------
Partners' Capital at June 30, 1997                       $     1,324        $    96,715        $    98,039
                                                         ===========        ===========        ===========




See the Accompanying Notes to Financial Statements.

                                                     ML-LEE ACQUISITION FUND, L.P.
                                                   SCHEDULE OF PORTFOLIO INVESTMENTS
                                                           JUNE 30, 1997
                                                       (DOLLARS IN THOUSANDS)
                                                             (UNAUDITED)

  Principal                                                                                                        Fair         % Of
   Amount                                                                                Investment Investment    Value        Total
Shares/Warrants     Investment                                                                 Date    Cost(f) (Note 2)  Investments
                    MEZZANINE INVESTMENTS
                    MANAGED COMPANIES

                    ALLIANCE INTERNATIONAL GROUP, INC. (a)(e) - Note 11
$10,810             Alliance International Group, Sub. Note 10% due 12/31/97(c)            12/31/87   $ 10,810  $10,810
$267                Alliance International Group, Def. Int. Note 10% due 12/31/97(c)(h)    03/31/93        267      267
$276                Alliance International Group, Def. Int. Note 10% due 12/31/97(c)(h)    06/30/93        276      276
$286                Alliance International Group, Def. Int. Note 10% due 12/31/97(c)(h)    09/30/93        286      286
$293                Alliance International Group, Def. Int. Note 10% due 12/31/97(c)(h)    12/31/93        293      293
5,016 Shares        Alliance International Group, Cumulative Redeemable Preferred Stock(d) 04/22/91        502      502
110,000 Shares      Alliance International Group, Cumulative Preferred Stock(d)(h)         12/31/92     11,000   11,000
250,800 Shares      Alliance International Group, Common Stock(d)                          12/31/87      1,951    1,951
15,228.43 Warrants  Alliance International Group, Common Stock Purchase Warrants(d)        03/28/89          -(i)     -(i)
62,700 Warrants     Alliance International Group, Common Stock Purchase Warrants(d)        04/22/91          -        -
657,614.21 Warrants Alliance International Group, Common Stock Purchase Warrants(d)        12/31/92          -        -
50,000 Warrants     Alliance International Group, Common Stock Purchase Warrants(d)         various          -(i)     -(i)
                      (52.5% of fully diluted common equity assuming exercise
                       of warrants)
                      19,200 Shares Common Stock
                      Purchased 12/31/87                 $    149
                      Sold  01/30/89 - 9,600 Shares      $    107
                      Sold  01/02/90 - 9,600 Shares      $    147                                     ------------------------------
                      Realized Gain                      $    105                                       25,385   25,385        25.93
                                                                                                      ------------------------------

                    BEEFAMERICA, INC. (a) (e) - Notes 9,10
$14,000             BAOC Acquisition, Inc. Sr. Preferred Stock 10% due 04/01/01 (c)(g)     09/09/88     14,000    5,800
$10,000             BAOC Acquisition, Inc. Jr. Preferred Stock 4% due 04/01/01 (c)(g)      09/09/88     10,000    4,200
                      $1,072 15% Sub. Nt.
                      Purchased 09/9/88                  $  1,072
                      Redeemed 02/20/92                  $  1,072
                      Realized Gain                      $      0
                      Preferred Stock
                      Purchased 09/9/88                  $  2,700
                      Redeemed 02/20/92                  $  2,700
                      Realized Gain.                     $      0
                      $41,997 15.5% Sr.Sub Interim Nt
                      Purchased 09/9/88                  $ 20,000
                      $80,951 15% Sub Nt
                      Purchased 09/9/88                  $ 38,928
                      Exchanged 03/29/96 for
                      Cash Proceeds                      $ 26,000
                      10% Sr Pref Stk                    $ 14,000
                      4% Jr Pref Stk                     $ 10,000
                      Realized Loss                      $ (8,928)
                      5661.11 Shares Class A Pref. Stk
                      Purchased 04/10/91                 $ 40,050
                      Value at restructuring 3/29/96     $      0
                      Realized Loss                      $(40,050)
                      51,000 Shares Common Stk
                      Purchased various                  $  2,000
                      Value at restructuring 3/29/96     $      0
                      Realized Loss                      $ (2,000)                                    ------------------------------
                      Total Net Realized Loss            $(50,978)                                      24,000   10,000        10.21
                                                                                                      ------------------------------



See the Accompanying Notes to Financial Statements.

                                                     ML-LEE ACQUISITION FUND, L.P.
                                                   SCHEDULE OF PORTFOLIO INVESTMENTS
                                                             JUNE 30, 1997
                                                        (DOLLARS IN THOUSANDS)
                                                              (CONTINUED)
  Principal                                                                                                        Fair         % Of
   Amount                                                                                Investment Investment    Value        Total
Shares/Warrants     Investment                                                                 Date    Cost(f) (Note 2)  Investments

                    CELEBRITY, INC. - Note 9
 5,770 Shares       Celebrity, Inc. Common Stock(b)(j)                                     06/16/92   $     75  $    18
                      (0.2% of fully diluted common equity)
                      5,769 Shares of Common Stock
                      Purchased 06/16/92                 $     75
                      Sold 09/29/93                      $     75
                      Realized Gain                      $      0
                      5,769 Shares of Common Stock
                      Purchased 06/16/92                 $     75
                      Sold 09/19/94                      $     75
                      Realized  Gain                     $      0
                      5,769  Shares of Common Stock
                      Purchased 06/16/92                 $     75
                      Sold 09/19/95                      $     75
                      Realized Gain                      $      0
                      5,769 Shares of Common Stock
                      Purchased 06/16/92                 $     75
                      Sold 9/21/96                       $     75
                      Realized Gain                      $      0                                     ------------------------------
                      Total Realized Gain                $      0                                           75       18         0.02
                                                                                                      ------------------------------


                    CHADWICK-MILLER, INC. (a) - Notes 9,10,14
  15,406 Warrants   CMI Holding Corp., Preferred Stock Purchase Warrants (d)               12/16/88     12,916        -
  39,487 Warrants   CMI Holding Corp., Common Stock Purchase Warrants (d)                   Various      3,736        -
                      (7.5% of fully diluted common equity)
                      35,161 Shares Common Stock
                      Purchased  06/30/93                $    352
                      Sold 09/03/93                      $    352
                      Realized Gain                      $      0
                      $5,000 Senior Note
                      Purchased  12/16/88                $  5,000
                      Sold  11/23/94                     $  5,000
                      Realized Gain                      $      0
                      189,996 Shares Preferred Stock
                      192,933 Shares Common Stock
                      100,000 Common Stock Warrants
                      Purchased Various                  $ 16,652
                      Exchanged July 15, 1996
                      15,406 Preferred Stock Warrants
                      39,487 Common Stock Warrants       $ 16,652
                      Realized Gain                      $      0                                     ------------------------------
                      Total Realized Gain                $      0                                       16,652        -         0.00
                                                                                                      -----------------------------

See the Accompanying Notes to Financial Statements.


                                                       ML-LEE ACQUISITION FUND, L.P.
                                                    SCHEDULE OF PORTFOLIO INVESTMENTS
                                                             JUNE 30, 1997
                                                         (DOLLARS IN THOUSANDS)
                                                               (CONTINUED)

  Principal                                                                                                        Fair         % Of
   Amount                                                                                Investment Investment    Value        Total
Shares/Warrants     Investment                                                                 Date    Cost(f) (Note 2)  Investments
                    COLE NATIONAL CORPORATION
567 Warrants        Cole National Corporation, Common Stock Purchase Warrants(d)           09/26/90   $      -  $     -
                      (0.0% of fully diluted common equity
                      assuming exercise of warrants)
                      $589 Senior Bridge Note
                      Purchased 09/25/90                 $    589
                      Sold 11/15/90                      $    589                                     ------------------------------
                      Realized Gain                      $      0                                            -        -         0.00
                                                                                                      ------------------------------
                    PLAYTEX PRODUCTS, INC. (a) - Note 9
1,406,204 Shares    Playtex Products, Inc., Common Stock(d)(j)                             12/28/88      3,255   13,183
                      (2.6%  of  fully  diluted  common equity)
                      $19,285 15% Subordinated  Notes
                      Purchased   12/28/88               $ 19,285
                      Sold 06/30/89                      $ 19,285
                      Realized  Gain                     $      0
                      3,214,000 Shares Preferred Stock
                      Purchased 12/28/88                 $  3,214
                      Sold 06/30/89                      $  3,214
                      Realized  Gain                     $      0
                      2,571,314 Shares Common Stock
                      Purchased  12/28/88                $  1,286
                      Sold 06/30/89                      $  1,286
                      Realized Gain                      $      0
                      $11,250 15% Subordinated Note
                      Purchased  12/28/88                $ 11,250
                      Sold 09/28/90                      $ 11,275
                      Realized Gain                      $     25
                      2,571,314 Shares Common Stock
                      Purchased  12/28/88                $  1,286
                      Sold 09/28/90                      $ 10,512
                      Realized  Gain                     $  9,226
                      347,209 Shares Common Stock
                      Purchased  12/28/88                $    174
                      Sold  12/20/91                     $  1,343
                      Realized Gain                      $  1,169
                      $71,251 15% Subordinated Notes
                      Purchased  12/28/88                $ 71,251
                      Sold 02/01/93                      $ 71,181
                      Realized Loss                      $    (70)                                    ------------------------------
                      Total Net Realized Gain            $ 10,350                                        3,255   13,183        13.47
                                                                                                      ------------------------------



See the Accompanying Notes to Financial Statements.


                                                         ML-LEE ACQUISITION FUND, L.P.
                                                       SCHEDULE OF PORTFOLIO INVESTMENTS
                                                                JUNE 30, 1997
                                                            (DOLLARS IN THOUSANDS)
                                                                  (CONTINUED)

  Principal                                                                                                        Fair         % Of
   Amount                                                                                Investment Investment    Value        Total
Shares/Warrants     Investment                                                                 Date    Cost(f) (Note 2)  Investments
                    SIGNATURE BRANDS, INC. (a) - Note 9
                    (formerly HEALTH O METER PRODUCTS, INC.)
952,500 Shares      Health o meter Products, Inc., Common Stock (d)(j)                     04/28/88   $  1,270  $ 3,394
610,553 Shares      Health o meter Products, Inc., Common Stock (d)(j)                     08/17/94      3,282    2,175
                      (14.7% of fully diluted common equity)
                      $16,000 14.50% Subordinated Note
                      Purchased 04/28/88                 $ 16,000
                      Sold 03/24/92                      $ 16,000
                      Realized Gain                      $      0
                      187,500 Shares of Common Stock
                      Purchased 04/28/88                 $    250
                      Sold 03/30/92                      $  2,441
                      Realized Gain                      $  2,191                                     ------------------------------
                      Total Realized Gain                $  2,191                                        4,552    5,569         5.69
                                                                                                      ------------------------------



                    STANLEY FURNITURE COMPANY, INC. (a)(e) - Notes 8, 9
  801,437 Shares    Stanley Furniture Co., Inc., Common Stock(d)(h)(j)                      Various     10,041   18,533
                      (16% of fully diluted common equity)
                      $2,000 Loan participation
                      Purchased 03/12/92                 $  2,000
                      Repaid 04/05/93                    $  2,000
                      Realized Gain                      $      0
                      Purchased Various                  $ 13,973
                      Sold  11/13/96                     $ 14,664
                      Sold   12/13/96                    $  2,199
                      Realized Gain                      $  2,890
                      Purchased Various                  $    395
                      Sold 02/07/97                      $    756
                      Realized Gain                      $    361
                      Purchased Various                  $  9,113
                      Sold 06/30/97                      $ 14,547
                      Realized Gain                      $  5,434                                     ------------------------------
                      Total Net Realized Gain            $  8,685                                       10,041   18,533        18.93
                                                                                                      ------------------------------



                                                                                                      ------------------------------
                    TOTAL INVESTMENT IN MANAGED COMPANIES                                             $ 83,960  $72,688        74.25
                                                                                                      ==============================


See the Accompanying Notes to Financial Statements.


                                               ML-LEE ACQUISITION FUND, L.P.
                                             SCHEDULE OF PORTFOLIO INVESTMENTS
                                                      JUNE 30, 1997
                                                  (DOLLARS IN THOUSANDS)
                                                       (CONTINUED)
  Principal                                                                                                        Fair         % Of
   Amount                                                                                Investment Investment    Value        Total
Shares/Warrants     Investment                                                                 Date    Cost(f) (Note 2)  Investments
                   NON-MANAGED COMPANIES

                    SWO HOLDINGS CORPORATION - Note 9
250,000 Shares      SWO Holdings Corp., Common Stock(d)                                    11/24/87        250        -
  1,430 Shares      Homeland Holding Corp., Common Stock(d)                                08/10/90        440        -
  1,506 Warrants    Homeland Holding Corp., Common Stock
                    Purchase Warrants (d)                                                  10/02/96          -        -
                      $5,000 15.5% Subordinated Notes
                      Purchased 11/24/87                 $  5,000
                      Sold 09/15/88                      $  5,075
                      Realized Gain                      $     75
                                                                                                      ------------------------------
                                                                                                           690        -         0.00
                                                                                                      ------------------------------

                    TLC BEATRICE INTERNATIONAL HOLDINGS, INC.
25,500 Shares       TLC Beatrice Int'l Holdings., Inc., Common Stock(d)                    11/30/87         26       26
                      $8,500 13% Subordinated Notes
                      Purchased 11/30/87                 $  8,500
                      Sold 08/18/88                      $  8,500                                     ------------------------------
                      Realized Gain                      $      0                                           26       26         0.03
                                                                                                      ------------------------------

                    WALTER INDUSTRIES, INC. - Note 9
435,569 Shares      Walter Industries, Inc., Common Stock(b)(j)                            01/07/88      8,877    7,296
326 Shares          Walter Industries, Inc., Common Stock (b)(j)                           09/13/95          -        5
                      $12,000 17% Note
                      Purchased  1/7/88                  $ 12,000
                      Exchanged  12/1/95
                      for $490,000 cash and
                      435,569 Common Stock and
                      $2,527 12.19%  Senior Note
                      Realized  Gain                     $      0
                      $2,527 12.19% Senior Note
                      Received 12/1/95                   $  2,527
                      Sold 12/15/95                      $  2,527
                      Realized Gain                      $      0
                      Total Realized Gain                $      0                                     ------------------------------
                                                                                                         8,877    7,301        7.46
                                                                                                      ------------------------------

                    MAGELLAN HEALTH SERVICES, INC. - Note 9
                    (formerly CHARTER MEDICAL CORPORATION)
40,000 Warrants     Charter Medical Corp. Common Stock Purchase Warrants(d)                09/01/88          4        -
                      $5,000 14% Subordinated Notes
                      Purchased 09/01/88                 $  5,000
                      Sold 12/05/88                      $  5,000                                     ------------------------------
                      Realized Gain                      $      0                                            4        -         0.00
                                                                                                      ------------------------------


                    TOTAL INVESTMENT IN NON-MANAGED COMPANIES                                            9,597    7,327         7.49
                                                                                                      ==============================
                    SUMMARY OF MEZZANINE INVESTMENTS
                    Subordinated Notes                                                                $ 11,932  $11,932        12.19
                    Preferred Stock                                                                     35,502   21,502        21.96
                    Common Stock and Warrants                                                           46,123   46,581        47.59
                                                                                                      ------------------------------
                    TOTAL MEZZANINE INVESTMENTS                                                       $ 93,557  $80,015        81.74
                                                                                                      ==============================


See the Accompanying Notes to Financial Statements.

                                                ML-LEE ACQUISITION FUND, L.P.
                                             SCHEDULE OF PORTFOLIO INVESTMENTS
                                                       JUNE 30, 1997
                                                    (DOLLARS IN THOUSANDS)
                                                          (CONTINUED)

  Principal                                                                                                        Fair         % Of
   Amount                                                                                Investment Investment    Value        Total
Shares/Warrants     Investment                                                                 Date    Cost(f) (Note 2)  Investments
                    TEMPORARY INVESTMENTS

                    TIME DEPOSITS

$14,844             State Street Repurchase Agreement 5.25% due 7/01/97                    06/30/97   $ 14,844  $14,846
                                                                                                      ------------------------------
                    TOTAL INVESTMENT IN TIME DEPOSITS                                                   14,844   14,846        15.16

                    COMMERCIAL PAPER

$3,037              Ford Motor Credit Corp., 5.46% due 07/01/97                            06/26/97      3,035    3,037
                                                                                                      ------------------------------
                    TOTAL INVESTMENT IN COMMERCIAL PAPER                                                 3,035    3,037         3.10
                                                                                                      ------------------------------
                    TOTAL TEMPORARY INVESTMENTS                                                         17,879   17,883        18.26
                                                                                                      ------------------------------
                    TOTAL INVESTMENT PORTFOLIO                                                        $111,436  $97,898       100.00
                                                                                                      ==============================



(a)  Represents investments in Affiliates as defined in the Investment Company Act of 1940.
(b)  Non-income producing security.
(c)  Restricted security.
(d)  Restricted non-income producing security.
(e)  Issuers of which the Fund, as of June 30, 1997, owned more than 25% of the voting securities and which therefore were presumed to be controlled by the Fund under the Investment Company Act of 1940 as of such date.
(f)  Represents original cost and excludes accretion of discount of $4 for Temporary Investments.
(g)  Non-accrual investment status.
(h)  Inclusive of receipt of payment-in-kind securities.
(i)  Represents an amount of less than one thousand dollars.
(j)  Publicly traded class of securities.

See the Accompanying Notes to Financial Statements.


                      ML-LEE ACQUISITION FUND, L.P.
                      NOTES TO FINANCIAL STATEMENTS
                            JUNE 30, 1997
                             (UNAUDITED)

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

     The Fund will terminate June 15, 1998, subject to the right of the Individual General Partners to extend the term for up to one additional two-year period and one additional one-year period if such extension is in the best interest of the Fund. Following such time periods the Fund will have five additional years to liquidate its remaining investments.

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

    The  information   presented  herein  is  based  on  pertinent  information
available to the Managing General Partner and Investment Adviser as of June 30, 1997. Although the Managing General Partner and Investment Adviser are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time and, especially in light of the fact that the portfolio investments of companies whose equity is publicly traded are valued at the last price available at June 30, 1997, the current estimated fair value of these investments may have changed significantly since that point in time.

Interest Receivable on Investments

    Investments generally will be placed on non-accrual status in the event of a default (after applicable grace period expires) or if the Investment Adviser and the Managing General Partner determine that there is no reasonable assurance of collecting interest.

Payment-In-Kind Securities

     All payment-in-kind securities received in lieu of cash interest payments by the Fund's portfolio companies are recorded at face value (which approximates accrued interest), unless the Investment Adviser and the Managing General Partner determine that there is no reasonable assurance of collecting the full principal amounts of such securities. As of June 30, 1997 and December 31, 1996, the Fund had in its portfolio of investments $1.2 million of payment-in-kind debt securities. As of June 30, 1997 and December 31, 1996, the Fund had in its portfolio of investments $6.5 million of payment-in-kind equity securities.

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

Interim Financial Statements

    The financial information included in this interim report as of June 30, 1997 and for the period then ended has been prepared by management without an audit by independent certified public accountants. The results for the period ended June 30, 1997 are not necessarily indicative of the results of the operations expected for the year and reflect adjustments, all of a normal and recurring nature, necessary for the fair presentation of the results of the interim period. In the opinion of Mezzanine Investments, L.P., the Managing General Partner of the Fund, all necessary adjustments have been made to the aforementioned financial information for a fair presentation in accordance with generally accepted accounting principles.

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

4.  Leverage

     The Fund entered into an amended credit agreement, dated as of August 13, 1991 (the "Credit Facilities"), with a lending group led by the First National Bank of Chicago ("First Chicago"), which provided the Fund with a maximum credit facility of $140 million. The Credit Facilities consisted of a $100 million term loan and a $40 million secured revolving credit line. In October of 1993, the Fund amended the credit agreement enabling it to make prepayments of the term loan at any time and without any corresponding reduction to the revolving line of credit. As a result of paydowns of the term loan the Fund's outstanding balance was paid in full as of March 29, 1994 to reduce the Credit Facilities to $7.5 million, all of which is available at June 30, 1997. The Credit Facilities will mature on July 31, 1998. In connection with the Credit Facilities, the Fund has pledged its debt and equity portfolio securities to its lenders.

    In connection with the Credit Facilities, the Fund incurred the following loan fees:

    Nonrecurring loan advisory and loan facility fees of $4,441,580, paid to First Chicago in 1991 in connection with the creation of the credit facility, which are being amortized over the life of the credit facility. The amount expensed for the six months ended June 30, 1997 was $316,132.

    An annual Loan Administration Fee of $25,000 for the administration of the credit facility. The amount expensed for the six months ended June 30, 1997 was $12,398.

    An Unused Commitment Fee of 1/2 of 1% per annum of the unused line of credit. The amount expensed for the six months ended June 30, 1997 was $18,750.

     For the six months ended June 30, 1997 and 1996, the Fund incurred $347,280 and $347,783, respectively, in total loan fees.

5.  Investment Advisory Fee

     The Investment Adviser provides for the identification, management and liquidation of investments for the Fund. As compensation for services rendered to the Fund, the Investment Adviser receives a quarterly fee at the annual rate of 1% of assets under management (net offering proceeds, reduced by cumulative capital reductions, plus outstanding bank borrowing as specified in the Fund's Partnership Agreement), with a minimum annual fee of $1,200,000. The Investment Advisory Fee is calculated and paid quarterly, in advance. For the six months ended June 30, 1997 and 1996, the Fund paid $593,717 and $936,297, respectively, in Investment Advisory Fees to Thomas H. Lee Advisors I. For the three months ended June 30, 1997 and 1996, the Fund paid $297,026 and $456,045, respectively, in Investment Advisory Fees.

6.  Fund Administration Fees & Expenses

     ML Fund Administrators Inc. (the "Fund Administrator") (an affiliate of the Managing General Partner) performs the operational and administrative services necessary for the management of the Fund. Beginning October 19, 1995, the Fund Administration Fee changed to an annual fee of $300,000 plus out-of-pocket expenses incurred by the Fund Administrator, as described below. The Fund Administration Fee is paid quarterly, in advance. For the six months ended June 30, 1997 and 1996, the Fund paid $150,000 and $149,335, respectively, in Fund Administration Fees. For the three months ended June 30, 1997 and 1996, the Fund paid $75,000 in Fund Administration Fees.

     Beginning October 19, 1995, in accordance with the Partnership Agreement, the Fund Administrator is being reimbursed by the Fund for 100% of administrative expenses incurred. For the six months ended June 30, 1997 and 1996, reimbursable expenses totalled $261,320 and $210,231, respectively. For the three months ended June 30, 1997, reimbursable expenses totalled $191,581.

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

     For the six months ended June 30, 1997 and 1996, the Fund incurred $170,598 and $100,020, respectively, in Independent General Partners' Fees and Expenses. For the three months ended June 30, 1997 and 1996, Independent General Partners' Fees and Expenses totalled $117,653 and $33,315, respectively.

8.  Investment Transactions

     During February 1997, the Fund sold 31,515 shares of Stanley Furniture for $24 per share. The Fund received total proceeds of $756,335 and recognized a gain of $361,480.

     On June 27, 1997, the Fund along with affiliates of the Thomas H. Lee Company entered into a Stock Purchase Agreement (the "Agreement") with Stanley Furniture Company, Inc. ("Stanley"), a managed company in the Fund's portfolio. Pursuant to the Agreement, Stanley purchased an aggregate 750,000 shares of Stanley Common Stock from the Selling Stockholders for $20 per share. In connection with the sale, the Fund sold 727,344 shares and received proceeds of $14,546,880. The Fund recognized a gain of $5,433,911 on this transaction.

     At June 30, 1997, the Fund had a total of $93.6 million invested in Mezzanine Investments representing $84.0 million Managed and $9.6 million Non-Managed portfolio investments.

     For the six months ended June 30, 1997, the proceeds from the sales of investments resulted in net realized gains of $5,795,391. For additional information, please refer to the Supplemental Schedule of Realized Gains and Losses - Schedule 1.

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

9.  Unrealized Appreciation and Depreciation of Investments

     For the six months ended June 30, 1997, the Fund recorded net unrealized depreciation of $2,727,632. As of this date, the Fund's cumulative net unrealized depreciation on investments totalled $13,542,098.

     For the three months ended June 30, 1997, the Fund recorded net unrealized depreciation of $3,011,659. For additional information, please refer to the Supplemental Schedule of Unrealized Appreciation and Depreciation - Schedule 2.

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

12. Litigation

     On September 7, 1991, the Fund brought suit in the Court of Common Pleas for the County of Greenville, South Carolina against Deloitte & Touche in connection with Deloitte & Touche's audit opinions on the financial statements of Emb-Tex Corporation, formerly an operating subsidiary of a portfolio company of the Fund. The Fund contends that the value of Emb-Tex Corporation's inventory and operating income were substantially overstated in its financial statements. The Fund seeks actual and punitive damages in connection with the loss of its aggregate $18 million investment. Deloitte & Touche obtained a summary judgment in its favor and the Fund pursued an appeal in the Appellate Courts of South Carolina. On August 21, 1995, the South Carolina Court of Appeals reversed the summary judgment ruling and remanded the case for trial. On September 11, 1995, Deloitte & Touche filed a petition for rehearing with the Court of Appeals which was denied. Thereafter, Deloitte & Touche filed a petition for a writ of Certiorari with South Carolina Supreme Court, which was granted. On August 11, 1997, the South Carolina Supreme Court affirmed in part and reversed in part the rulings by the Court of Appeals reversing summary judgement for Deloitte & Touche.

     On October 18, 1991, one Limited Partner of the Fund commenced a class action in the Supreme Court of the State of New York in the County of New York, on behalf of a class of all Limited Partners of record during 1990 or their successors in interest (the "Class"), against the Fund's Managing General Partner, ("MGP"), Individual General Partners, Investment Adviser and certain of their affiliates. The complaint alleged that the defendants breached the Fund's Partnership Agreement in 1990 by causing the Fund to pay $7,554,855 in incentive compensation to the MGP with respect to that year and sought monetary damages in the amount of $7,554,855, together with interest, and other relief. After trial, the Court found that the MGP Distributions for the fourth quarter of 1989 through the fourth quarter of 1990 were paid in violation of the Partnership Agreement and as a result, held the General Partners liable for repayment to the plaintiff class of $6,627,752 of excessive distributions, plus interest. The Court's decision dismissed Merrill Lynch & Co., Inc. and MLPF&S because they were not parties to the Partnership Agreement. On June 13, 1996, the Court amended its decision, dismissing ML Mezzanine, Inc., the corporate general partner of the Fund's MGP because it was not a party to the Partnership Agreement. On July 25, 1996, judgment was entered against remaining Defendants in the amount of $10,399,505. The remaining Defendants filed a Notice of Appeal on October 4, 1996. The appeal was fully briefed, and submitted to the Court for decision. Thereafter, the parties agreed to settle this action with certain of the remaining defendents paying $8 million to the Class. On June 25, 1997, the Court preliminarily approved the settlement, ordered notice to be mailed to the Class, and scheduled a final hearing to approve the settlement and plantiffs' council's application for attorney's fees, for September 15, 1997. The Fund has advanced litigation expenses to the indemnified parties based upon amounts which are deemed reimbursable in accordance with the indemnification provisions and has included these amounts in Legal and Professional Fees.

     On October 14, 1993, a Limited Partner commenced a putative class action in the U.S. District Court for the District of Delaware, purportedly on behalf of all persons who purchased limited partnership interests in the Fund between August 12, 1987 and the date of filing of the complaint, against the Fund, the Managing General Partner, the Individual General Partners, the Investment Adviser to the Fund and certain named affiliates of such persons. As amended, the complaint alleges that the defendants operated the Fund, and caused it to make certain investments, for the benefit of some or all of the defendants at the expense of the Fund's Limited Partners in breach of defendants' fiduciary and contractual duties to the Limited Partners, thereby violating federal securities laws applicable to the Fund and its affiliates under the Investment Company Act of 1940, as amended, as well as Delaware state law. By Order dated September 30, 1994 and Opinion dated October 14, 1994, the court granted in part and denied in part defendants' motion to dismiss the amended complaint, dismissing plaintiff's claims with respect to several investments as time-barred and dismissing all claims for aiding and abetting liability under the Investment Company Act of 1940. The plaintiff thereafter filed a second amended complaint on November 3, 1995 raising additional allegations in connection with certain transactions by the Fund, and alleging that defendants violated the Investment Company Act of 1940 and Delaware state law. In its Order and Opinion dated December 30, 1996, the court granted in part and denied in part the defendants' motion to dismiss the second amended complaint holding that a number of new claims and theories asserted by plaintiffs are dismissed as time-barred. Plaintiffs have moved for reconsideration of the Court's Order. The plaintiff seeks an accounting, rescission, rescissory or actual damages and punitive damages. Plaintiffs have moved to certify the case as a class action. Defendants have opposed that motion which is currently pending before the Court. The defendants in this action believe that the claims in the second amended complaint are without merit. Whether or not the plaintiff prevails on any remaining claims, the Fund may be obligated to indemnify and advance litigation expenses to certain of the defendants under the terms and conditions of various indemnity provisions in the Fund's Partnership Agreement and separate indemnification agreements, and the amounts of such indemnification and expenses could be material. In the opinion of legal counsel, the outcome of this case is not determinable at this time. The Fund has incurred litigation expenses which are recorded in Legal and Professional Fees.

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

     For the three and six month period ended June 30, 1997, the Fund paid $69,739 and $172,978, respectively, to the Fund Administrator for reimbursable expenses. (Please refer to Note 6 for further information).

     For the six month period ending June 30, 1997 and 1996, the Managing General Partner received cash distributions in the amount of $9,356 and $1,743,361, respectively, representing its 1% interest in the Fund. For the three months ended June 30, 1997 and 1996, the Managing General Partner received cash distributions totalling $2,832 and $672,053, respectively.

14. Reserves

     In February 1993, the Fund established a $15 million reserve to provide funds for follow-on investments and to pay expenses. As of June 30, 1997, the reserve balance was reduced to approximately $3.1 million due to follow-on investments in CMI Holding Corp., Diet Center Inc., Duro-Test Corporation, Signature Brands and Petco. Additionally, $1.4 million of the reserve has been returned to partners of the Fund, a payment of $2.9 million was made to First Chicago to pay down the Fund's loan and approximately $40,000 has been used to fund quarterly expenses.

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

16. Subsequent Events

     On August 1, 1997, the Individual General Partners approved the second quarter 1997 cash distribution totalling $14,181,503, which consists of net distributable proceeds, after fund expenses, of $14,149,666 from the sale of Stanley common stock (of which $8,924,511 is return of capital) and $31,837 of net income from temporary investments. The total amount distributed to Limited Partners was $14,039,683 or $28.80 per Unit. The Managing General Partner received $141,820, representing its 1% interest in the Fund. This cash distribution was paid on August 14, 1997.

                                                   SCHEDULE 1
                                         ML-LEE ACQUISITION FUND, L.P.
                                SUPPLEMENTAL SCHEDULE OF REALIZED GAINS (LOSSES)
                                   FOR THE 3 AND 6 MONTHS ENDED JUNE 30, 1997
                                             (DOLLARS IN THOUSANDS)
                                                  (UNAUDITED)

                                                                              Number Of       Original            Net     Realized
SECURITY                                                                         Shares           Cost       Proceeds         Gain
-----------------------------------------------                             -----------     ----------     ----------     --------
For the Three Months Ended March 31, 1997

Stanley Furniture Inc.
    Common Stock                                                                 31,515     $      395     $      756     $    361

-----------------------------------------------                                             ----------     ----------     --------
Total For the Three Months Ended March 31, 1997                                             $      395     $      756     $    361
-----------------------------------------------                                             ----------     ----------     --------
For the Three Months Ended June 30, 1997

Stanley Furniture Inc.
    Common Stock                                                                727,344     $    9,113     $   14,547     $  5,434
-----------------------------------------------                                             ----------     ----------     --------
Total For the Three Months Ended June 30, 1997                                              $    9,113     $   14,547     $  5,434
-----------------------------------------------                                             ----------     ----------     --------
Total For the Six Months Ended June 30, 1997                                                $    9,508     $   15,303     $  5,795
===============================================                                             ==========     ==========     ========



See the Accompanying Notes to Financial Statements

                                   SCHEDULE 2
                          ML-LEE ACQUISITION FUND, L.P.
        SUPPLEMENTAL SCHEDULE OF UNREALIZED APPRECIATION AND DEPRECIATION
                      FOR THE PERIOD ENDED JUNE 30, 1997
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                       Unrealized      Unrealized         Total           Total
                                                                      Appreciation    Appreciation     Unrealized       Unrealized
                                                                     (Depreciation)  (Depreciation)   Appreciation     Appreciation
                                                                      for the Three   for the Six    (Depreciation)   (Depreciation)
                                        Investment         Fair       Months Ended    Months Ended   at December 31,    at June 30,
SECURITY                                   Cost           Value      June 30, 1997   June 30, 1997         1996            1997
-----------------------------------     ----------      ----------   -------------   -------------      ----------      ----------

PUBLICLY TRADED SECURITIES

Celebrity
  Common Stock*                         $       75      $       18      $       (2)     $       (3)     $      (54)     $      (57)

Signature Brands
  Common Stock*                              4,552           5,569             (98)         (2,833)          3,849           1,016

Playtex
  Common Stock*                              3,255          13,183          (2,109)          1,935           7,993           9,928

Stanley
  Common Stock*                             10,041          18,533          (2,165)         (2,970)         11,462           8,492

Walter
  Common Stock                               8,877           7,301           1,362           1,143          (2,720)         (1,577)
                                                                        ----------      ----------      ----------      ----------
TOTAL UNREALIZED APPRECIATION
  (DEPRECIATION) FROM PUBLICLY
  TRADED SECURITIES                                                     $   (3,012)     $   (2,728)     $   20,530      $   17,802
                                                                        ----------      ----------      ----------      ----------

NONPUBLIC SECURITIES:

BAOC Acquisition
  Jr. and Sr.Preferred Stock                24,000          10,000      $       --      $       --      $  (14,000)     $  (14,000)

Chadwick-Miller, Inc.
  Common Stock*                              3,736              --              --              --          (3,736)         (3,736)
  Preferred Stock                           12,916              --              --              --         (12,916)        (12,916)

Magellan Health Service
  Common Stock Warrants*                         4              --              --              --              (4)             (4)

SWO Holdings Corporation
  Common Stock*                                690              --              --              --            (690)           (690)
                                                                        ----------      ----------      ----------      ----------
TOTAL UNREALIZED APPRECIATION
  (DEPRECIATION) FROM
  NONPUBLIC SECURITIES                                                  $       --      $       --      $  (31,346)     $  (31,346)
                                                                        ----------      ----------      ----------      ----------


 TOTAL NET UNREALIZED APPRECIATION                                      $   (3,012)     $   (2,728)     $  (10,816)     $  (13,544)
   (DEPRECIATION)                                                       ==========      ==========      ==========      ==========


*   Restricted Security.

See the Accompanying Notes to Financial Statements.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity & Capital Resources

     As of June 30, 1997, the Fund had a total of $93.6 million invested in Mezzanine Investments. These investments were financed by net offering proceeds and debt financing. This represents a $9.5 million decrease versus the total invested in Mezzanine Investments at December 31, 1996 of $103.1 million. The decrease in investments is due primarily to the sales and redemptions of Portfolio Investments. The Fund's Mezzanine Investments consist of high-yield subordinated debt and/or preferred stock linked with an equity participation in middle market companies typically issued in private placement transactions and are usually subject to restrictions on the transfer or sale of the security, thereby limiting their liquidity.

     During the six months ended June 30, 1997, the fund received no additional debt securities in lieu of cash interest payments ("payment-in-kind"). As of June 30, 1997 and December 31, 1996, the Fund had in its portfolio of investments $1.2 million of payment-in-kind debt securities and $6.5 million of payment-in-kind equity securities.

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

     On October 29, 1993, the Fund amended its Credit Facility Agreement enabling the Fund to make prepayments of the term loan at any time and without any corresponding reduction to the revolving credit line. As a result of paydowns of the term loan, the Fund's outstanding term loan was paid in full as of March 29, 1994. Additionally, the Fund's remaining credit line was further amended to reduce the commitments thereunder to $7.5 million, which is availavle to the Fund as of June 30, 1997.

     The Fund is now in its tenth year of operation. Because all but one of the Fund's debt investments were previously sold or redeemed, interest and other income expected to be received by the Fund may not be sufficient to cover the Fund's expenses. As a result, future cash distributions to Limited Partners will be mostly derived from capital proceeds and gains resulting from sales of securities. The amount and timing of asset sales are dependent on future market conditions and therefore are inherently unpredictable. Generally, the proceeds generated from the sale of the Fund's investments will be distributed to partners only after payment of obligations of the Fund, or for appropriate reserves. To fund the anticipated cash flow shortfall in the near future and to maintain adequate reserves for possible follow-on investments and expenses, the Fund reserved $15 million of the proceeds received from the Playtex notes sale in February, 1993. A portion of the reserve was used to make follow-on investments in American Health Companies, Duro-Test Corp., Chadwick-Miller, Health o meter and Petco. Approximately $1.4 million of the reserve has been returned to partners of the Fund. In addition, $2.9 million was utilized from the reserve to pay down a portion of the First Chicago loan on January 6, 1994 and approximately $40,000 has been used to fund quarterly expenses. The Fund's reserve balance as of June 30, 1997 was approximately $3.1 million which has been invested in temporary investments. As of the last meeting of the Independent General Partners on June 11, 1997, the Independent General Partners have approved retention of the reserve at its current level.

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

     Certain issuers of securities held by the Fund (Celebrity, Playtex, Stanley Furniture and Signature Brands) have registered their equity securities in public offerings. Although the equity securities of the same class presently held by the Fund (except Celebrity Inc., Stanley Furniture and Signiture Brands) were not registered in these offerings, the Fund has the ability under Rule 144 under the Securities Act of 1933 to sell publicly traded equity securities held by it for at least one year on the open market, subject to the volume restrictions set forth in that rule. The Rule 144 volume restrictions generally are not applicable to equity securities of non-affiliated companies held by the Fund for at least two years. The Fund in certain cases has agreed not to make any sales of equity securities for a specified hold-back period following a public offering.

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

Results of Operations

Investment Income and Expenses

     For the six months ended June 30, 1997 and 1996, the Fund had a net investment loss of $1,480,716 and $649,191, respectively. The total investment income earned on investments for the six months ended June 30, 1997 was $694,408 of which $595,700 was earned from Mezzanine Investments and $98,708, was earned from Temporary Investments. For the same period in 1996, total investment income earned on investments was $2,067,193 of which $823,279 was earned from Mezzanine Investments and $1,243,914 was earned from Temporary Investments.

     The increase in the net investment loss for the six months ending June 30, 1997 versus the comparative period in 1996 reflects a decrease in investment income generated from mezzanine investments which have been sold, partially offset by lower Investment Advisory Fees and Legal and Professional Fees. Short term discount income was substantially greater for the first six months in 1996 stemming from the proceeds received from the sale of GNC.

     Major expenses for the period ending June 30, 1997 consisted of Investment Advisory Fees, Legal and Professional Fees, Loan Fees and Reimbursable expenses.

     The Investment Advisor receive its compensation on a quarterly basis. Total Investment Advisory Fees paid to the Investment Adviser for the six months ended June 30, 1997 was $593,717 compared with $936,297 for the six months ended June 30, 1996. The fee is calculated at an annual rate of 1% of assets under management, subject to certain reductions as specified in the Fund's Partnership Agreement with a minimum annual payment of $1,200,000. The decrease in 1997 as compared to 1996 Investment Advisory Fee is a direct result of sales of investments, returns of capital to partners and realized losses on investments. For the three months ended June 30, 1997 and 1996, Investment Advisory Fees paid to the Investment Adviser were $297,026 and $456,045, respectively.

     Legal and Professional Fees paid by the Fund consist primarily of legal fees incurred in conjunction with litigation. Legal and Professional Fees for the six months ended June 30, 1997 and 1996 were $648,006 and $968,501, respectively. For the three months ended June 30, 1997 and 1996, Legal and Professional Fees were $416,226 and $581,677, respectively. This decrease is attributable to the decrease in legal expenses incurred and advanced by the Fund in connection with the litigation described in Note 12 to the Financial Statements.

     Loan fees consist of fees on the unused portion of the Fund's facility, loan administration fees, amortization of the loan advisory and facility fees and various miscellaneous fees attributable to the facility. For the six months ended June 30, 1997 and 1996, the Fund incurred $347,280 and $347,783, respectively, in total loan fees. Loan fees for the three months ended June 30, 1997 and 1996 totalled $174,652 and $175,127, respectively.

     Beginning October 19, 1995, in accordance with the Partnership Agreement, the Fund Administrator is being reimbursed by the Fund for 100% of administrative expenses incurred. For the six months ended June 30, 1997 and 1996, reimbursable expenses totalled $261,320 and $210,231, respectively. For the three months ended June 30, 1997, reimbursable expenses totalled $191,581.

Net Assets

     The Fund's net assets increased by $651,459 during the six months ended June 30, 1997, due to net realized gains of $5,795,392 offset by a net investment loss of $1,480,716, net unrealized depreciation of $2,727,632 and cash distributions of $935,585.

     The Fund's valuation of the common Stock of Celebrity, Signature Brands, Playtex, Stanley Furniture and Walter Industries reflect their closing market price at June 30, 1997.

     The Signature, Playtex and Stanley securities held by the Fund are restricted securities under the Securities and Exchange Commission's Rule 144 and can only be sold under that rule, in a registered public offering, or pursuant to an exemption from the registration requirement. In addition, resale in some cases is restricted by lockup or other agreements. The Fund may be considered an affiliate of Signature Brands and Stanley Furniture under the Securities and Exchange Commission's Rule 144, and therefore, any resale of Signature or Stanley Furniture securities under Rule 144 is limited by the volume limitations in that rule. Accordingly, the values referred to in the financial statements for Signature, Playtex and Stanley Furniture securities held by the Fund do not necessarily represent the prices at which these securities could currently be sold.

Unrealized Appreciation and Depreciation and Non-Accrual of Investments

     For the six months ended June 30, 1997, the Fund recorded net unrealized depreciation of $2,727,632 as compared to a net unrealized appreciation of $37,138,581 for the same period in 1996. As of June 30, 1997, the Fund's cumulative net unrealized depreciation on investments totalled $13,542,098. The increase in unrealized depreciation during the six months ended June 30, 1997 is primarily the result of the reversal of unrealized appreciation from the sales of Stanley. For the three months ended June 30, 1997 and 1996, the Fund recorded net unrealized depreciation of $3,011,659 as compared to net unrealized appreciation of $32,422,883 for the same period in 1996.

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

     The information presented herein is based on pertinent information available to the Managing General Partner and Investment Adviser as of June 30, 1997. Although the Managing General Partner and Investment Adviser are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time, and the current estimated fair value of these investments may have changed significantly since that point in time.

     For additional information, please refer to the Supplemental Schedule of Unrealized Appreciation and Depreciation - Schedule 2.

Realized Gains and Losses

     The net realized gains on investments for the six months ended June 30, 1997 was $5,795,392 compared to net realized gains of $61,575,041 for the same period in 1996. For the three months ended June 30, 1997, the Fund realized a gain of $5,433,911 as compared to $24,445,188 in realized gains for the comparable period in 1996.

     For additional information, please refer to the Supplemental Schedule of Realized Gains and Losses - Schedule 1.

Cash Distributions

     On August 1, 1997, the Individual General Partners approved the second quarter 1997 cash distribution totalling $14,181,503, which consists of net distributable proceeds, after Fund expenses, of $14,149,666 from the sale of Stanley common stock (of which $8,924,511 is return of capital) and $31,837 of net income from temporary investments. The total amount distributed to Limited Partners was $14,039,683 or $28.80 per Unit. The Managing General Partner received $141,820, representing its 1% interest in the Fund. This cash distribution was paid on August 14, 1997.

     Because most of the Fund's debt holdings were previously sold or redeemed, remaining portfolio interest income expected to be received by the Fund may not be sufficient to cover the Fund's expenses in the future. As a result, any interest income received will be used to pay Fund expenses any may not be available for distribution. The majority of future cash distributions to Limited Partners will be derived from gains and recovered capital from asset sales, which are dependent upon future market conditions and therefore are inherently unpredictable. Cash distributions, therefore, are likely to vary significantly in amount and may not be made in every quarter.

     Should you decide to sell you Units, please be aware that such sale will be recorded on the books and records of the Fund quarterly, only upon the satisfactory completion and acceptance of the Fund's transfer documents. There can be no assurances that such transfer will be effected before any specified date. Additionally, pursuant to the Partnership Agreement, until a transfer is recognized, the Limited Partner of record (i.e. the transferor) is entitled to receive all the benefits and burdens of ownership of Units, and any transferee has no rights to distributions of sale proceeds generated at any time prior to the recognition of the transfer and assignment. Accordingly, Distributable Cash from Investments for a quarter and Distributable capital Proceeds from sales after transfer or assignment have been entered into, but before such transfer and assignment is recognized, would be payable to the transferor and not the transferee.

Part II - Other Information

     Item 1.   Legal Proceedings

     On October 18, 1991, one Limited Partner of the Fund commenced a class action in the Supreme Court of the State of New York in the County of New York, on behalf of a class of all Limited Partners of record during 1990 or their successors in interest (the "Class"), against the Fund's Managing General Partner, ("MGP"), Individual General Partners, Investment Adviser and certain of their affiliates. The complaint alleged that the defendants breached the Fund's Partnership Agreement in 1990 by causing the Fund to pay $7,554,855 in incentive compensation to the MGP with respect to that year and sought monetary damages in the amount of $7,554,855, together with interest, and other relief. After trial, the Court found that the MGP Distributions for the fourth quarter of 1989 through the fourth quarter of 1990 were paid in violation of the Partnership Agreement and as a result, held the General Partners liable for repayment to the plaintiff class of $6,627,752 of excessive distributions, plus interest. The Court's decision dismissed Merrill Lynch & Co., Inc. and MLPF&S because they were not parties to the Partnership Agreement. On June 13, 1996, the Court amended its decision, dismissing ML Mezzanine, Inc., the corporate general partner of the Fund's MGP because it was not a party to the Partnership Agreement. On July 25, 1996, judgment was entered against remaining Defendants in the amount of $10,399,505. The remaining Defendants filed a Notice of Appeal on October 4, 1996. The appeal was fully briefed, and submitted to the Court for decision. Thereafter, the parties agreed to settle this action with certain of the remaining defendents paying $8 million to the Class. On June 25, 1997, the Court preliminarily approved the settlement, ordered notice to be mailed to the Class, and scheduled a final hearing to approve the settlement and plantiffs' council's application for attorney's fees, for September 15, 1997. The Fund has advanced litigation expenses to the indemnified parties based upon amounts which are deemed reimbursable in accordance with the indemnification provisions and has included these amounts in Legal and Professional Fees.


     Items 2 - 5 are herewith omitted as the response to all items is either none or not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

     Exhibit 27 - Financial Data Schedule for the quarter ended June 30, 1997

(b) Registrant Filed Forms 8-K with respect to the following:

     Sale of Stanley Filed June 27, 1997

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of August, 1997.


                           ML-LEE ACQUISITION FUND, L.P.

                           By:  Mezzanine Investments, L.P.,
                           Managing General Partner

                           By:  ML Mezzanine Inc.,
                           its General Partner


Dated:  August 14, 1997    /s/ Audrey Bommer
                           Audrey Bommer
                           Vice President and Treasurer
                           (Chief Financial Officer)

Dated:  August 14, 1997    /s/ Roger F. Castoral, Jr.
                           Roger F. Castoral, Jr.
                           Assistant Treasurer
                           (Principal Accounting Officer)

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of August, 1997.


                           ML-LEE ACQUISITION FUND, L.P.

                           By:  Mezzanine Investments, L.P.,
                           Managing General Partner

                           By:  ML Mezzanine Inc.,
                           its General Partner


Dated:  August 14, 1997
                           Audrey Bommer
                           Vice President and Treasurer
                           (Chief Financial Officer)

Dated:  August 14, 1997
                           Roger F. Castoral, Jr.
                           Assistant Treasurer
                           (Principal Accounting Officer)