Form 10-Q
period 1997-09-30
ML LEE ACQUISITION FUND L P
filed 1997-11-13
CIK 813343

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended September 30, 1997

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

                          ML-LEE ACQUISITION FUND, L.P.

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements and Supplementary Data

Statements of Assets, Liabilities and Partners' Capital as of September 30, 1997 and December 31, 1996

Statements of Operations - For the Three and Nine Months
 Ended September 30, 1997 and 1996

Statements of Changes in Net Assets - For the Nine Months
  Ended September 30, 1997 and 1996

Statements of Cash Flows - For the Nine Months Ended
  September 30, 1997 and 1996

Statement of Changes in Partners' Capital - September 30, 1997

Schedule of Portfolio Investments - September 30, 1997

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



                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

Item 6.   Exhibits and Reports on Form 8-K

                          ML-LEE ACQUISITION FUND, L.P.
             STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
                             (DOLLARS IN THOUSANDS)


                                                                       (Unaudited)
                                                                   September 30, 1997   December 31, 1996
                                                                      ---------------     ---------------

ASSETS:
Investments - Notes 2, 8, 9
Portfolio Investments at fair value
    Managed Companies (amortized cost $83,885 at September 30,
         1997 and $93,468 at December 31, 1996)                       $        77,020     $        86,067
    Non-Managed Companies (amortized cost $9,597 at September 30,
         1997 and at December 31, 1996)                                         8,716               6,183
    Temporary Investments, at amortized cost (cost $8,834 at
         September 30, 1997 and $4,040 at December 31, 1996)                    8,841               4,047
Cash                                                                                1                  10
Prepaid Loan Fees - Notes 2, 4                                                    551               1,022
Prepaid Expenses and Other Receivables                                            300                 307
Receivable for Investment Sold                                                     75                --
                                                                      ---------------     ---------------
TOTAL ASSETS                                                          $        95,504     $        97,636
                                                                      ===============     ===============

LIABILITIES AND PARTNERS' CAPITAL:

Liabilities
    Legal and Professional Fees Payable                               $           170     $           122
    Reimbursable Administrative Expenses Payable                                  141                 103
    Independent General Partner Expenses Payable                                   45                  23
                                                                      ---------------     ---------------
Total Liabilities                                                                 356                 248
                                                                      ---------------     ---------------
Partners' Capital - Note 2
    Managing General Partner                                                    1,295               1,317
    Limited Partners (487,489 Units)                                           93,853              96,071
                                                                      ---------------     ---------------
Total Partners' Capital                                                        95,148              97,388
                                                                      ---------------     ---------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                               $        95,504     $        97,636
                                                                      ===============     ===============


See the Accompanying Notes to Financial Statements.

                          ML-LEE ACQUISITION FUND, L.P.
                            STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                               For the Three Months Ended        For the Nine Months Ended
                                                             ------------     ------------     ------------     ------------
                                                             September 30,    September 30,    September 30,    September 30,
                                                                1997              1996             1997              1996
                                                             ------------      ------------    ------------     ------------
INVESTMENT INCOME - Notes 2, 8, 10:
Interest                                                    $        306     $        487      $        902     $      1,143
Discount                                                             141               72               234            1,316
Dividend & Other Income                                            6,000             --               6,006              167
                                                            ------------      -----------      ------------      -----------
    TOTAL INCOME                                                   6,447              559             7,142            2,626
                                                            ------------      -----------      ------------      -----------
EXPENSES:
Investment Advisory Fee - Note 5                                     300               97               894            1,033
Fund Administration Fee - Note 6                                      75               75               225              224
Loan Fees - Notes 2, 4                                               175              176               524              524
Independent General Partners' Fees and Expenses - Note 7              42               55               213              155
Legal and Professional Fees                                          217              478               865            1,447
Reimbursable Administrative Expenses - Note 6                        141              102               402              312
Insurance Expense                                                      3                2                 7                6
                                                            ------------      -----------      ------------      -----------
    TOTAL EXPENSES                                                   953              985             3,130            3,701
                                                            ------------      -----------      ------------      -----------
NET INVESTMENT INCOME                                              5,494             (426)            4,012           (1,075)
NET REALIZED GAIN (LOSS) ON INVESTMENTS -
     NOTE 8 AND SCHEDULE 1                                            --             (773)            5,795           60,802
NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION)
     ON INVESTMENTS - NOTE 9 AND SCHEDULE 2
     Publicly Traded Securities                                    5,797           15,006             3,070          (83,350)
     Nonpublic Securities                                             --              879                --           62,098
                                                            ------------      -----------      ------------      -----------
             Subtotal                                              5,797           15,885             3,070          (21,252)
                                                            ------------      -----------      ------------      -----------
NET INCREASE (DECREASE) IN NET ASSETS
   RESULTING FROM OPERATIONS                                $     11,291     $     14,686      $     12,877     $     38,475
                                                            ============      ===========      ============     ============


                See the Accompanying Notes to Financial Statements.

                          ML-LEE ACQUISITION FUND, L.P.
                       STATEMENTS OF CHANGES IN NET ASSETS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                    For the Nine Months Ended
                                                                 ------------      ------------
                                                                  September 30,   September 30,
                                                                     1997              1996
                                                                 ------------      ------------
FROM OPERATIONS:

Net Investment Income (Loss)                                     $      4,012      $     (1,075)

Net Realized Gain on Investments                                        5,795            60,802

Net Change in Unrealized Appreciation
  (Depreciation) on Investments                                         3,070           (21,252)
                                                                 ------------      ------------

Net Increase (Decrease) in Net Assets
   Resulting from Operations                                           12,877            38,475

Cash Distributions to Partners                                        (15,117)         (178,362)
                                                                 ------------      ------------

Total Increase (Decrease)                                              (2,240)         (139,887)

NET ASSETS:

Beginning of Period                                                    97,388           254,353
                                                                 ------------      ------------

End of Period                                                    $     95,148      $    114,466
                                                                 ============      ============




               See the Accompanying Notes to Financial Statements.

                          ML-LEE ACQUISITION FUND, L.P.
                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                        For the Nine Months Ended
                                                                                ---------------          ---------------
                                                                             September 30, 1997        September 30, 1996
                                                                                ---------------          ---------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
  Interest, Dividends and Discount Income                                       $         1,141          $         2,167
  Investment Advisory Fee                                                                  (894)                  (1,033)
  Fund Administration Fee                                                                  (225)                    (224)
  Legal and Professional Fees                                                              (815)                  (1,123)
  Loan Fees and Expenses                                                                    (53)                     (42)
  Independent General Partners' Fees and Expenses                                          (191)                    (144)
  (Purchase) Sale of Temporary Investments, Net                                          (4,793)                   2,327
  Reimbursable Administrative Expenses                                                     (365)                    (381)
  Proceeds from Sale of Portfolio Company Investments                                    21,303                  170,761
                                                                                ---------------          ---------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                15,108                  172,308
                                                                                ---------------          ---------------
CASH FLOWS APPLIED TO FINANCING ACTIVITIES:
  Cash Distributions to Partners                                                        (15,117)                (178,362)
                                                                                ---------------          ---------------
NET CASH APPLIED TO FINANCING ACTIVITIES                                                (15,117)                (178,362)
                                                                                ---------------          ---------------
  Net Increase (Decrease) in Cash                                                            (9)                  (6,054)
  Cash at Beginning of Period                                                                10                    6,054
                                                                                ---------------          ---------------
CASH AT END OF PERIOD                                                           $             1          $            --
                                                                                ===============          ===============

               RECONCILIATION OF NET INVESTMENT INCOME (LOSS) TO
                    NET CASH PROVIDED BY OPERATING ACTIVITIES

Net Investment Income (Loss)                                                    $         4,012          $        (1,075)
                                                                                ---------------          ---------------
ADJUSTMENTS TO RECONCILE NET INVESTMENT INCOME (LOSS)
    TO NET CASH PROVIDED BY OPERATING ACTIVITIES
  (Increase) Decrease in Investments                                                     10,790                  108,984
  (Increase) Decrease in Receivable for Investments Sold                                    (75)                   3,302
  (Increase) Decrease in Accrued Interest,
     Dividend and Discount Receivables                                                   (6,000)                    (460)
  (Increase) Decrease in Prepaid Expenses                                                   478                      588
  Increase (Decrease) in Independent General Partner Fees Payable                            22                       11
  Increase (Decrease) in Reimbursable Administrative Expenses Payable                        38                      (70)
  Increase (Decrease) in Legal and Professional Fees Payable                                 48                      226
  Net Realized Gain on Investments                                                        5,795                   60,802
                                                                                ---------------          ---------------
TOTAL ADJUSTMENTS                                                                        11,096                  173,383
                                                                                ---------------          ---------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                       $        15,108          $       172,308
                                                                                ===============          ===============


See the Accompanying Notes to Financial Statements.

                          ML-LEE ACQUISITION FUND, L.P.
                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                              (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                            Managing
                                                                             General          Limited
                                                                             Partner         Partners            Total
                                                                         -----------         ---------         ----------


For the Nine Months Ended September 30, 1997
Partners' Capital at January 1, 1997                                       $   1,317         $  96,071         $   97,388
Allocation of Net Investment Loss                                                 40             3,972              4,012
Allocation of Net Realized Gain on Investments                                    58             5,737              5,795
Allocation of Net Change in Unrealized Appreciation                               31             3,039              3,070
Cash Distributions to Partners                                                  (151)          (14,966)           (15,117)
                                                                           ---------         ---------         ----------
Partners' Capital at September 30, 1997                                    $   1,295         $  93,853         $   95,148
                                                                           =========         =========         ==========





                    See the Accompanying Notes to Financial Statements.

                                                     ML-LEE ACQUISITION FUND, L.P.
                                                   SCHEDULE OF PORTFOLIO INVESTMENTS
                                                           SEPTEMBER 30, 1997
                                                       (DOLLARS IN THOUSANDS)
                                                             (UNAUDITED)

  Principal                                                                                                        Fair         % Of
   Amount                                                                                Investment Investment    Value        Total
Shares/Warrants     Investment                                                                 Date    Cost(f) (Note 2)  Investments
                    MEZZANINE INVESTMENTS
                    MANAGED COMPANIES

                    ALLIANCE INTERNATIONAL GROUP, INC. (a)(e) - Notes 11, 16
$10,810             Alliance International Group, Sub. Note 10% due 12/31/97(c)(h)         12/31/87   $ 10,810  $10,810
$267                Alliance International Group, Def. Int. Note 10% due 12/31/97(c)(h)    03/31/93        267      267
$276                Alliance International Group, Def. Int. Note 10% due 12/31/97(c)(h)    06/30/93        276      276
$286                Alliance International Group, Def. Int. Note 10% due 12/31/97(c)(h)    09/30/93        286      286
$293                Alliance International Group, Def. Int. Note 10% due 12/31/97(c)(h)    12/31/93        293      293
5,016 Shares        Alliance International Group, Cumulative Redeemable Preferred Stock(d) 04/22/91        502      502
110,000 Shares      Alliance International Group, Cumulative Preferred Stock(d)(h)         12/31/92     11,000   11,000
250,800 Shares      Alliance International Group, Common Stock(d)                          12/31/87      1,951    1,951
15,228.43 Warrants  Alliance International Group, Common Stock Purchase Warrants(d)        03/28/89          -(i)     -(i)
62,700 Warrants     Alliance International Group, Common Stock Purchase Warrants(d)        04/22/91          -        -
657,614.21 Warrants Alliance International Group, Common Stock Purchase Warrants(d)        12/31/92          -        -
50,000 Warrants     Alliance International Group, Common Stock Purchase Warrants(d)         various          -(i)     -(i)
                      (52.5% of fully diluted common equity assuming exercise
                       of warrants)
                      19,200 Shares Common Stock
                      Purchased 12/31/87                 $    149
                      Sold  01/30/89 - 9,600 Shares      $    107
                      Sold  01/02/90 - 9,600 Shares      $    147                                     ------------------------------
                      Realized Gain                      $    105                                       25,385   25,385        26.84
                                                                                                      ------------------------------

                    BEEFAMERICA, INC. (a) (e) - Notes 9,10
$14,000             BAOC Acquisition, Inc. Sr. Preferred Stock 10% due 04/01/01 (c)(g)     09/09/88     14,000    5,800
$10,000             BAOC Acquisition, Inc. Jr. Preferred Stock 4% due 04/01/01 (c)(g)      09/09/88     10,000    4,200
                      $1,072 15% Sub. Nt.
                      Purchased 09/9/88                  $  1,072
                      Redeemed 02/20/92                  $  1,072
                      Realized Gain                      $      0
                      Preferred Stock
                      Purchased 09/9/88                  $  2,700
                      Redeemed 02/20/92                  $  2,700
                      Realized Gain.                     $      0
                      $41,997 15.5% Sr.Sub Interim Nt
                      Purchased 09/9/88                  $ 20,000
                      $80,951 15% Sub Nt
                      Purchased 09/9/88                  $ 38,928
                      Exchanged 03/29/96 for
                      Cash Proceeds                      $ 26,000
                      10% Sr Pref Stk                    $ 14,000
                      4% Jr Pref Stk                     $ 10,000
                      Realized Loss                      $ (8,928)
                      5661.11 Shares Class A Pref. Stk
                      Purchased 04/10/91                 $ 40,050
                      Value at restructuring 3/29/96     $      0
                      Realized Loss                      $(40,050)
                      51,000 Shares Common Stk
                      Purchased various                  $  2,000
                      Value at restructuring 3/29/96     $      0
                      Realized Loss                      $ (2,000)                                    ------------------------------
                      Total Net Realized Loss            $(50,978)                                      24,000   10,000        10.57
                                                                                                      ------------------------------



              See the Accompanying Notes to Financial Statements.

                                                     ML-LEE ACQUISITION FUND, L.P.
                                                   SCHEDULE OF PORTFOLIO INVESTMENTS
                                                             SEPTEMBER 30, 1997
                                                        (DOLLARS IN THOUSANDS)
                                                              (CONTINUED)
  Principal                                                                                                        Fair         % Of
   Amount                                                                                Investment Investment    Value        Total
Shares/Warrants     Investment                                                                 Date    Cost(f) (Note 2)  Investments

                    CHADWICK-MILLER, INC. (a)(e) - Notes 9,10,14
  15,406 Warrants   CMI Holding Corp., Preferred Stock Purchase Warrants (d)               12/16/88   $ 12,916   $    -
  39,487 Warrants   CMI Holding Corp., Common Stock Purchase Warrants (d)                   Various      3,736        -
                      (7.5% of fully diluted common equity)
                      35,161 Shares Common Stock
                      Purchased  06/30/93                $    352
                      Sold 09/03/93                      $    352
                      Realized Gain                      $      0
                      $5,000 Senior Note
                      Purchased  12/16/88                $  5,000
                      Sold  11/23/94                     $  5,000
                      Realized Gain                      $      0
                      189,996 Shares Preferred Stock
                      192,933 Shares Common Stock
                      100,000 Common Stock Warrants
                      Purchased Various                  $ 16,652
                      Exchanged July 15, 1996
                      15,406 Preferred Stock Warrants
                      39,487 Common Stock Warrants       $ 16,652
                      Realized Gain                      $      0                                     ------------------------------
                      Total Realized Gain                $      0                                       16,652        -         0.00
                                                                                                      -----------------------------

                    COLE NATIONAL CORPORATION
567 Warrants        Cole National Corporation, Common Stock Purchase Warrants(d)           09/26/90          -        -
                      (0.0% of fully diluted common equity
                      assuming exercise of warrants)
                      $589 Senior Bridge Note
                      Purchased 09/25/90                 $    589
                      Sold 11/15/90                      $    589                                     ------------------------------
                      Realized Gain                      $      0                                            -        -         0.00
                                                                                                      ------------------------------
                    PLAYTEX PRODUCTS, INC. (a) - Note 9
1,406,204 Shares    Playtex Products, Inc., Common Stock(d)(k)                             12/28/88      3,255   14,238
                      (2.6%  of  fully  diluted  common equity)
                      $19,285 15% Subordinated  Notes
                      Purchased   12/28/88               $ 19,285
                      Sold 06/30/89                      $ 19,285
                      Realized  Gain                     $      0
                      3,214,000 Shares Preferred Stock
                      Purchased 12/28/88                 $  3,214
                      Sold 06/30/89                      $  3,214
                      Realized  Gain                     $      0
                      2,571,314 Shares Common Stock
                      Purchased  12/28/88                $  1,286
                      Sold 06/30/89                      $  1,286
                      Realized Gain                      $      0
                      $11,250 15% Subordinated Note
                      Purchased  12/28/88                $ 11,250
                      Sold 09/28/90                      $ 11,275
                      Realized Gain                      $     25
                      2,571,314 Shares Common Stock
                      Purchased  12/28/88                $  1,286
                      Sold 09/28/90                      $ 10,512
                      Realized  Gain                     $  9,226
                      347,209 Shares Common Stock
                      Purchased  12/28/88                $    174
                      Sold  12/20/91                     $  1,343
                      Realized Gain                      $  1,169
                      $71,251 15% Subordinated Notes
                      Purchased  12/28/88                $ 71,251
                      Sold 02/01/93                      $ 71,181
                      Realized Loss                      $    (70)                                    ------------------------------
                      Total Net Realized Gain            $ 10,350                                        3,255   14,238        15.05
                                                                                                      ------------------------------

              See the Accompanying Notes to Financial Statements.

                                                         ML-LEE ACQUISITION FUND, L.P.
                                                       SCHEDULE OF PORTFOLIO INVESTMENTS
                                                                SEPTEMBER 30, 1997
                                                            (DOLLARS IN THOUSANDS)
                                                                  (CONTINUED)

  Principal                                                                                                        Fair         % Of
   Amount                                                                                Investment Investment    Value        Total
Shares/Warrants     Investment                                                                 Date    Cost(f) (Note 2)  Investments
                    SIGNATURE BRANDS USA, INC. (a) - Note 9
                    (formerly HEALTH O METER PRODUCTS, INC.
952,500 Shares      Signature Brands USA, Inc., Common Stock (d)(k)                        04/28/88   $  1,270  $ 3,631
610,553 Shares      Signature Brands USA, Inc., Common Stock (d)(k)                        08/17/94      3,282    2,328
                      (14.7% of fully diluted common equity)
                      $16,000 14.50% Subordinated Note
                      Purchased 04/28/88                 $ 16,000
                      Sold 03/24/92                      $ 16,000
                      Realized Gain                      $      0
                      187,500 Shares of Common Stock
                      Purchased 04/28/88                 $    250
                      Sold 03/30/92                      $  2,441
                      Realized Gain                      $  2,191                                     ------------------------------
                      Total Realized Gain                $  2,191                                        4,552    5,959         6.30
                                                                                                      ------------------------------



                    STANLEY FURNITURE COMPANY, INC. (a)(e) - Notes 8, 9, 16
  801,437 Shares    Stanley Furniture Co., Inc., Common Stock(d)(h)(k)                      Various     10,041   21,438
                      (16% of fully diluted common equity)
                      $2,000 Loan participation
                      Purchased 03/12/92                 $  2,000
                      Repaid 04/05/93                    $  2,000
                      Realized Gain                      $      0
                      Purchased Various                  $ 13,973
                      Sold  11/13/96                     $ 14,664
                      Sold   12/13/96                    $  2,199
                      Realized Gain                      $  2,890
                      Purchased Various                  $    395
                      Sold 02/07/97                      $    756
                      Realized Gain                      $    361
                      Purchased Various                  $  9,113
                      Sold 06/30/97                      $ 14,547
                      Realized Gain                      $  5,434                                     ------------------------------
                      Total Net Realized Gain            $  8,685                                       10,041   21,438        22.67
                                                                                                      ------------------------------



                                                                                                      ------------------------------
                    TOTAL INVESTMENT IN MANAGED COMPANIES                                             $ 83,885  $77,020        81.43
                                                                                                      ==============================


See the Accompanying Notes to Financial Statements.


                                               ML-LEE ACQUISITION FUND, L.P.
                                             SCHEDULE OF PORTFOLIO INVESTMENTS
                                                      SEPTEMBER 30, 1997
                                                  (DOLLARS IN THOUSANDS)
                                                       (CONTINUED)
  Principal                                                                                                        Fair         % Of
   Amount                                                                                Investment Investment    Value        Total
Shares/Warrants     Investment                                                                 Date    Cost(f) (Note 2)  Investments
                   NON-MANAGED COMPANIES

                    SWO HOLDINGS CORPORATION - Note 9
250,000 Shares      SWO Holdings Corp., Common Stock(d)                                    11/24/87        250        -
  1,430 Shares      Homeland Holding Corp., Common Stock(d)                                08/10/90        440        -
  1,506 Warrants    Homeland Holding Corp., Common Stock
                    Purchase Warrants (d)                                                  08/10/90          -        -
                      $5,000 15.5% Subordinated Notes
                      Purchased 11/24/87                 $  5,000
                      Sold 09/15/88                      $  5,075
                      Realized Gain                      $     75
                                                                                                      ------------------------------
                                                                                                           690        -         0.00
                                                                                                      ------------------------------

                    TLC BEATRICE INTERNATIONAL HOLDINGS, INC.
25,500 Shares       TLC Beatrice Int'l Holdings., Inc., Common Stock(d)                    11/30/87         26       26
                      $8,500 13% Subordinated Notes
                      Purchased 11/30/87                 $  8,500
                      Sold 08/18/88                      $  8,500                                     ------------------------------
                      Realized Gain                      $      0                                           26       26         0.03
                                                                                                      ------------------------------

                    WALTER INDUSTRIES, INC. - Note 9
435,569 Shares      Walter Industries, Inc., Common Stock(b)(k)                            01/07/88      8,877    8,684
326 Shares          Walter Industries, Inc., Common Stock (b)(k)                           09/13/95          -        6
                      $12,000 17% Note
                      Purchased  1/7/88                  $ 12,000
                      Exchanged  12/1/95
                      for $490,000 cash and
                      435,569 Common Stock and
                      $2,527 12.19%  Senior Note
                      Realized  Gain                     $      0
                      $2,527 12.19% Senior Note
                      Received 12/1/95                   $  2,527
                      Sold 12/15/95                      $  2,527
                      Realized Gain                      $      0
                      Total Realized Gain                $      0                                     ------------------------------
                                                                                                         8,877    8,690         9.19
                                                                                                      ------------------------------

                    MAGELLAN HEALTH SERVICES, INC. - Note 9
                    (formerly CHARTER MEDICAL CORPORATION)
40,000 Warrants     Magellan Health Services, Inc., Common Stock Purchase Warrants(d)      09/01/88          4        -
                      $5,000 14% Subordinated Notes
                      Purchased 09/01/88                 $  5,000
                      Sold 12/05/88                      $  5,000                                     ------------------------------
                      Realized Gain                      $      0                                            4        -         0.00
                                                                                                      ------------------------------


                    TOTAL INVESTMENT IN NON-MANAGED COMPANIES                                            9,597    8,716         9.22
                                                                                                      ==============================
                    SUMMARY OF MEZZANINE INVESTMENTS
                    Subordinated Notes                                                                $ 11,932  $11,932        12.62
                    Preferred Stock                                                                     35,502   21,502        22.73
                    Common Stock and Warrants                                                           46,048   52,303        55.30
                                                                                                      ------------------------------
                    TOTAL MEZZANINE INVESTMENTS                                                       $ 93,482  $85,737        90.65
                                                                                                      ==============================


See the Accompanying Notes to Financial Statements.

                                                ML-LEE ACQUISITION FUND, L.P.
                                             SCHEDULE OF PORTFOLIO INVESTMENTS
                                                       SEPTEMBER 30, 1997
                                                    (DOLLARS IN THOUSANDS)
                                                          (CONTINUED)

  Principal                                                                                                        Fair         % Of
   Amount                                                                                Investment Investment    Value        Total
Shares/Warrants     Investment                                                                 Date    Cost(f) (Note 2)  Investments
                    TEMPORARY INVESTMENTS

                    COMMERCIAL PAPER

$ 2,835             Ford Motor Credit Corp., 5.57% due 10/01/97                            09/25/97   $  2,832  $ 2,835         3.00
$ 6,008             American General Corp., 5.62% due 10/03/97                             09/26/97      6,002    6,006         6.35
                                                                                                      ------------------------------
                    TOTAL INVESTMENT IN COMMERCIAL PAPER                                                 8,834    8,841         9.35
                                                                                                      ------------------------------
                    TOTAL TEMPORARY INVESTMENTS                                                          8,834    8,841         9.35
                                                                                                      ------------------------------
                    TOTAL INVESTMENT PORTFOLIO                                                        $102,316  $94,578       100.00
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

See the Accompanying Notes to Financial Statements.

                      ML-LEE ACQUISITION FUND, L.P.
                      NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1997
                              (UNAUDITED)

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

     The information presented herein is based on pertinent information available to the Managing General Partner and Investment Adviser as of September 30, 1997. Although the Managing General Partner and Investment Adviser are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time and, especially in light of the fact that the portfolio investments of companies whose equity is publicly traded are valued at the last price available at September 30, 1997, the current estimated fair value of these investments may have changed significantly since that point in time.

Interest Receivable on Investments

     Investments generally will be placed on non-accrual status in the event of a default (after applicable grace period expires) or if the Investment Adviser and the Managing General Partner determine that there is no reasonable assurance of collecting interest.

Payment-In-Kind Securities

     All payment-in-kind securities received in lieu of cash interest payments by the Fund's portfolio companies are recorded at face value (which approximates accrued interest), unless the Investment Adviser and the Managing General Partner determine that there is no reasonable assurance of collecting the full principal amounts of such securities. As of September 30, 1997 and December 31, 1996, the Fund had in its portfolio of investments $1.1 million of payment-in-kind debt securities. As of September 30, 1997 and December 31, 1996, the Fund had in its portfolio of investments $6.5 million of payment-in-kind equity securities.

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

Interim Financial Statements

     The financial information included in this interim report as of September 30, 1997 and for the period then ended has been prepared by management without an audit by independent certified public accountants. The results for the period ended September 30, 1997 are not necessarily indicative of the results of the operations expected for the year and reflect adjustments, all of a normal and recurring nature, necessary for the fair presentation of the results of the interim period. In the opinion of Mezzanine Investments, L.P., the Managing General Partner of the Fund, all necessary adjustments have been made to the aforementioned financial information for a fair presentation in accordance with generally accepted accounting principles.

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

4.  Leverage

     The Fund entered into an amended credit agreement, dated as of August 13, 1991 (the "Credit Facilities"), with a lending group led by the First National Bank of Chicago ("First Chicago"), which provided the Fund with a maximum credit facility of $140 million. The Credit Facilities consisted of a $100 million term loan and a $40 million secured revolving credit line. In October of 1993, the Fund amended the credit agreement enabling it to make prepayments of the term loan at any time and without any corresponding reduction to the revolving line of credit. As a result of paydowns of the term loan the Fund's outstanding balance was paid in full as of March 29, 1994. Additionally, the Credit Facilities were reduced to $7.5 million, all of which is available at September 30, 1997. The Credit Facilities will mature on July 31, 1998. In connection with the Credit Facilities, the Fund has pledged its remaining debt and equity portfolio securities to its lenders.

     In connection with the Credit Facilities, the Fund incurred the following loan fees:

    Nonrecurring loan advisory and loan facility fees of $4,441,580, paid to First Chicago in 1991 in connection with the creation of the credit facility, which are being amortized over the life of the credit facility. The amount expensed for the nine months ended September 30, 1997 was $476,819.

    An annual Loan Administration Fee of $25,000 for the administration of the credit facility. The amount expensed for the nine months ended September 30, 1997 was $18,631.

    An Unused Commitment Fee of 1/2 of 1% per annum of the unused line of credit. The amount expensed for the nine months ended September 30, 1997 was $28,229.

     For the nine months ended September 30, 1997 and 1996, the Fund incurred $523,679 and $524,347, respectively, in total loan fees.

5.  Investment Advisory Fee

     The Investment Adviser provides for the identification, management and liquidation of investments for the Fund. As compensation for services rendered to the Fund, the Investment Adviser receives a quarterly fee at the annual rate of 1% of assets under management (net offering proceeds, reduced by cumulative capital reductions, plus outstanding bank borrowing as specified in the Fund's Partnership Agreement), with a minimum annual fee of $1,200,000. The Investment Advisory Fee is calculated and paid quarterly, in advance. For the nine months ended September 30, 1997 and 1996, the Fund paid $893,717 and $1,033,443, respectively, in Investment Advisory Fees to Thomas H. Lee Advisors I. For the three months ended September 30, 1997 and 1996, the Fund paid $300,000 and $97,146, respectively, in Investment Advisory Fees.

6.  Fund Administration Fees & Expenses

     ML Fund Administrators Inc. (the "Fund Administrator") (an affiliate of the Managing General Partner) performs the operational and administrative services necessary for the management of the Fund. Beginning October 19, 1995, the Fund Administration Fee is calculated at an annual fee of $300,000 plus out-of-pocket expenses incurred by the Fund Administrator, as described below. The Fund Administration Fee is paid quarterly, in advance. For the nine months ended September 30, 1997 and 1996, the Fund paid $225,000 and $224,335, respectively, in Fund Administration Fees. For the three months ended September 30, 1997 and 1996, the Fund paid $75,000 in Fund Administration Fees.

     Beginning October 19, 1995, in accordance with the Partnership Agreement, the Fund Administrator is being reimbursed by the Fund for 100% of administrative expenses incurred. Actual out-of-pocket expenses ("reimbursable expenses") primarily consist of printing, audits, tax preparation and custodian fees. For the nine months ended September 30, 1997 and 1996, reimbursable expenses totalled $402,544 and $311,430, respectively. For the three months ended September 30, 1997, reimbursable expenses totalled $141,224.

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

     For the nine months ended September 30, 1997 and 1996, the Fund incurred $212,890 and $154,523, respectively, in Independent General Partners' Fees and Expenses. For the three months ended September 30, 1997 and 1996, Independent General Partners' Fees and Expenses totalled $42,292 and $54,502, respectively.

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

     At September 30, 1997, the Fund had a total of $93.5 million invested in Mezzanine Investments representing $83.9 million Managed and $9.6 million Non-Managed portfolio investments.

     For the nine months ended September 30, 1997, the proceeds from the sales of investments resulted in net realized gains of $5,795,391. For additional information, please refer to the Supplemental Schedule of Realized Gains and Losses - Schedule 1.

     Because  the  Fund  primarily  invested  in  high-yield  private  placement securities, the risk of loss upon default by an issuer is greater than with investment grade securities because high-yield securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, high-yield issuers usually have higher levels of indebtedness and are more sensitive to adverse economic conditions.

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

9.  Unrealized Appreciation and Depreciation of Investments

     For the nine months ended September 30, 1997, the Fund recorded net unrealized appreciation of $3,069,555. As of this date, the Fund's cumulative net unrealized depreciation on investments totalled $7,744,911.

     For the three months ended September 30, 1997, the Fund recorded net unrealized appreciation of $5,797,187. For additional information, please refer to the Supplemental Schedule of Unrealized Appreciation and Depreciation -
Schedule 2.

10. Non-Accrual of Investments

     In accordance with the Fund's Accounting Policy, the following equity securities have been on non-accrual status since the date indicated:

         -  BeefAmerica, Inc. on July 1, 1990
         -  Chadwick Miller on July 1, 1993

11. Commitments and Guarantees

     On January 20, 1992, the Fund entered into a commitment to guarantee its pro-rata portion, up to $150,480 to support an obligation of a subsidiary of Alliance International Group, Inc. On October 3, 1997, the guarantee was released. See Note 16 for more information.

12. Litigation

     On September 7, 1991, the Fund brought suit in the Court of Common Pleas for the County of Greenville, South Carolina against Deloitte & Touche in connection with Deloitte & Touche's audit opinions on the financial statements of Emb-Tex Corporation, formerly an operating subsidiary of a portfolio company of the Fund. The Fund contends that the value of Emb-Tex Corporation's inventory and operating income were substantially overstated in its financial statements. The Fund seeks actual and punitive damages in connection with the loss of its aggregate $18 million investment. Deloitte & Touche obtained a summary judgment in its favor and the Fund pursued an appeal in the Appellate Courts of South Carolina. On August 21, 1995, the South Carolina Court of Appeals reversed the summary judgment ruling and remanded the case for trial. On September 11, 1995, Deloitte & Touche filed a petition for rehearing with the Court of Appeals which was denied. Thereafter, Deloitte & Touche filed a petition for a writ of Certiorari with South Carolina Supreme Court, which was granted. On August 11, 1997, the South Carolina Supreme Court affirmed in part and reversed in part the rulings by the Court of Appeals reversing summary judgement for Deloitte & Touche. In order to avoid the expense and uncertainty of trial and not as an admission of any liability to the Fund on Deloitte's part, Deloitte on September 26, 1997, paid the Fund $6 million under a Settlement Agreement. These Funds approximately $12.18 per Unit, will be distributed to Limited Partners of record as of September 26, 1997.

     On October 18, 1991, one Limited Partner of the Fund commenced a class action in the Supreme Court of the State of New York in the County of New York, on behalf of a class of all Limited Partners of record during 1990 or their successors in interest (the "Class"), against the Fund's Managing General Partner, ("MGP"), Individual General Partners, Investment Adviser and certain of their affiliates. The complaint alleged that the defendants breached the Fund's Partnership Agreement in 1990 by causing the Fund to pay $7,554,855 in incentive compensation to the MGP with respect to that year and sought monetary damages in the amount of $7,554,855, together with interest, and other relief. After trial, the Court found that the MGP Distributions for the fourth quarter of 1989 through the fourth quarter of 1990 were paid in violation of the Partnership Agreement and as a result, held the General Partners liable for repayment to the plaintiff class of $6,627,752 of excessive distributions, plus interest. The Court's decision dismissed Merrill Lynch & Co., Inc. and MLPF&S because they were not parties to the Partnership Agreement. On June 13, 1996, the Court amended its decision, dismissing ML Mezzanine, Inc., the corporate general partner of the Fund's MGP because it was not a party to the Partnership Agreement. On July 25, 1996, judgment was entered against remaining Defendants in the amount of $10,399,505. The remaining Defendants filed a Notice of Appeal on October 4, 1996. The appeal was fully briefed, and submitted to the Court for decision. Thereafter, the parties agreed to settle this action with certain of the remaining defendents paying $8 million to the Class. On June 25, 1997, the Court preliminarily approved the settlement, ordered notice to be mailed to the Class, and scheduled a final hearing to approve the settlement and plantiffs' council's application for attorney's fees, for September 15, 1997. On September 15, 1997, the Court held a final hearing, at which it approved the settlement and signed a Final Order dismissing the action, which released the class' claims against the defendents. The Fund has advanced litigation expenses to the indemnified parties based upon amounts which are deemed reimbursable in accordance with the indemnification provisions and has included these amounts in Legal and Professional Fees.

     On October 14, 1993, a Limited Partner commenced a putative class action in the U.S. District Court for the District of Delaware, purportedly on behalf of all persons who purchased limited partnership interests in the Fund between August 12, 1987 and the date of filing of the complaint, against the Fund, the Managing General Partner, the Individual General Partners, the Investment Adviser to the Fund and certain named affiliates of such persons. As amended, the complaint alleges that the defendants operated the Fund, and caused it to make certain investments, for the benefit of some or all of the defendants at the expense of the Fund's Limited Partners in breach of defendants' fiduciary and contractual duties to the Limited Partners, thereby violating federal securities laws applicable to the Fund and its affiliates under the Investment Company Act of 1940, as amended, as well as Delaware state law. By Order dated September 30, 1994 and Opinion dated October 14, 1994, the court granted in part and denied in part defendants' motion to dismiss the amended complaint, dismissing plaintiff's claims with respect to several investments as time-barred and dismissing all claims for aiding and abetting liability under the Investment Company Act of 1940. The plaintiff thereafter filed a second amended complaint on November 3, 1995 raising additional allegations in connection with certain transactions by the Fund, and alleging that defendants violated the Investment Company Act of 1940 and Delaware state law. In its Order and Opinion dated December 30, 1996, the court granted in part and denied in part the defendants' motion to dismiss the second amended complaint holding that a number of new claims and theories asserted by plaintiffs are dismissed as time-barred. Plaintiffs have moved for reconsideration of the Court's Order. On September 30, 1997, Plainfiff's motion was denied without prejudice. The plaintiff seeks an accounting, rescission, rescissory or actual damages and punitive damages. Plaintiffs have moved to certify the case as a class action. Defendants have opposed that motion which is currently pending before the Court. The defendants in this action believe that the claims in the second amended complaint are without merit. Whether or not the plaintiff prevails on any remaining claims, the Fund may be obligated to indemnify and advance litigation expenses to certain of the defendants under the terms and conditions of various indemnity provisions in the Fund's Partnership Agreement and separate indemnification agreements, and the amounts of such indemnification and expenses could be material. In the opinion of legal counsel, the outcome of this case is not determinable at this time. The Fund has incurred litigation expenses which are recorded in Legal and Professional Fees.

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

     For the nine month period ending September 30, 1997 and 1996, the Managing General Partner received cash distributions in the amount of $151,176 and $1,783,628, respectively, representing its 1% interest in the Fund. For the three months ended September 30, 1997 and 1996, the Managing General Partner received cash distributions totalling $141,820 and $40,267, respectively.

14. Reserves

     In February 1993, the Fund established a $15 million reserve to provide funds for follow-on investments and to pay expenses. As of September 30, 1997, the reserve balance was reduced to approximately $2.7 million due to follow-on investments in CMI Holding Corp., Diet Center Inc., Duro-Test Corporation, Signature Brands and Petco. Additionally, $1.4 million of the reserve has been returned to partners, $2.9 million was paid to First Chicago to pay down the Fund's loan and approximately $295,000 has been used to fund quarterly expenses.

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

16. Subsequent Events

     On August 27, 1997, ML-Lee Acquisition Fund, L.P. (the "Fund"), together with certain other stockholders including affiliates of Thomas H. Lee Company (the "Selling Stockholders"), entered into a Stock Purchase Agreement pursuant to which the Selling Stockholders agreed to sell all of the issued and outstanding Common Stock of Alliance International Group, Inc., a Georgia
corporation ("Alliance") and a Managed Company of the Fund , to an unrelated third party for approximately $7.8 million or $7.78 per share (the "Transaction"). In addition, immediately prior to the consummation of the Transaction, Alliance redeemed all of the outstanding shares of the Company's Preferred Stock, and payed accrued but unpaid dividends with respect thereto. Also, Alliance's outstanding indebtedness was repaid in full, including accrued and unpaid interest. The Transaction was completed on October 3, 1997.

     As a result of these transactions, the Fund received proceeds of approximately $30.9 million or $62.75 per Unit. These proceeds are comprised of $11.9 million for repayment of indebtedness (including all accrued and unpaid interest), and $18.9 million for the Common and Preferred Stock held by the Fund (which includes approximately $5.5 million of preferred dividends). In addition, the Fund's outstanding guarantee of Alliance debt, as discribed in Note 11, was released. Net Distributable proceeds of $62.75 per Unit were distributed to Limited Partners of record as of October 3, 1997.

     On November 3, 1997, the Individual General Partners approved a fourth quarter cash distribution, with respect to the capital transaction effected on October 3, 1997, in connection with the Fund's investment in Alliance, as to Net Distributable Capital Proceeds from the sale of Alliance of $30.9 million (of which $21.4 million is return of capital) distributable cash from Mezzanine Investments of $9.5 million, a cash distribution to Limited Partners of record as of the effective date of such sale in the amount of $62.75 per Unit and a cash distribution to the Managing General Partner of $308,980 in proportion to its Capital Contribution, all such distributions will be paid on November 14, 1997.

     On November 3, 1997, the Individual General Partners approved the third quarter 1997 cash distribution totalling $5,997,616 which consists of a realized gain pursuant to the Settlement Agreement with Deloitte and Touche. See Note 12 for more information. The total amount to be distributed to Limited Partners was $5,937,616 or 12.18 per Unit. The Managing General Partner will receive $60,000, in proportion to its capital contribution. This cash distribution will be paid on November 14, 1997 to Limited Partners of record as of September 30, 1997.

     On November 11, 1997, Stanley Furniture Company announced the repurchase of a total of 413,201 shares of its Common Stock from the Fund and affiliates of the Thomas H. Lee Company for $25 per share. As a result, the Fund is expected to sell a total of 400,718 shares and receive proceeds of $10 million or $20.34 per Unit. The Fund will continue to hold 400,719 shares subsequent to this repurchase. Net Distributable Proceeds from the sale will be distributed to Limited Partners of record as of the closing date, which is expected to be in November 1997.

                                                   SCHEDULE 1
                                         ML-LEE ACQUISITION FUND, L.P.
                                SUPPLEMENTAL SCHEDULE OF REALIZED GAINS (LOSSES)
                                FOR THE 3 AND 9 MONTHS ENDED SEPTEMBER 30, 1997
                                             (DOLLARS IN THOUSANDS)
                                                  (UNAUDITED)

                                                                              Number Of       Original            Net     Realized
SECURITY                                                                         Shares           Cost       Proceeds         Gain
--------------------------------------------------                          -----------     ----------     ----------     --------
For the Three Months Ended March 31, 1997

Stanley Furniture Inc.
    Common Stock                                                                 31,515     $      395     $      756     $    361

--------------------------------------------------                                          ----------     ----------     --------
Total For the Three Months Ended March 31, 1997                                             $      395     $      756     $    361
--------------------------------------------------                                          ----------     ----------     --------
For the Three Months Ended June 30, 1997

Stanley Furniture Inc.
    Common Stock                                                                727,344     $    9,113     $   14,547     $  5,434
--------------------------------------------------                                          ----------     ----------     --------
Total For the Three Months Ended June 30, 1997                                              $    9,113     $   14,547     $  5,434
--------------------------------------------------                                          ----------     ----------     --------
Total For the Nine Months Ended September 30, 1997                                          $    9,508     $   15,303     $  5,795
==================================================                                          ==========     ==========     ========



See the Accompanying Notes to Financial Statements

                                   SCHEDULE 2
                          ML-LEE ACQUISITION FUND, L.P.
        SUPPLEMENTAL SCHEDULE OF UNREALIZED APPRECIATION AND DEPRECIATION
                      FOR THE PERIOD ENDED September 30, 1997
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                            Unrealized           Unrealized
                                                          Appreciation          Appreciation
                                                         (Depreciation)        (Depreciation)  Total Unrealized     Total Unrealized
                                                         for the three          for the Nine     Appreciation/       Appreciation/
                                    Investment  Fair      Months Ended          Months Ended   (Depreciation) at   (Depreciation) at
SECURITY                              Cost     Value   September 30, 1997 September 30, 1997   December 31, 1996  September 30, 1997
----------------------------------  --------- -------- ------------------ ------------------   -----------------  ------------------

PUBLICLY TRADED SECURITIES:

Signature Brands USA
  Common Stock*                      $ 4,552   $ 5,959         $     390        $     (2,442)        $    3,849          $    1,407

Playtex
  Common Stock*                        3,255    14,238             1,055               2,990              7,993              10,983

Stanley Furniture
  Common Stock*                       10,041    21,438             2,905                 (65)            11,462              11,397

Walter Industries
  Common Stock                         8,877     8,691             1,390               2,533             (2,720)               (186)
                                                               ---------        ------------         ----------          ----------
TOTAL UNREALIZED APPRECIATION
  (DEPRECIATION) FROM PUBLICLY
  TRADED SECURITIES                                            $   5,740        $      3,016         $   20,584          $   23,601
                                                               ---------        ------------         ----------          ----------
NONPUBLIC SECURITIES:

BAOC
  Jr. and Sr. Preferred Stock        $24,000   $10,000         $       -        $          -         $  (14,000)         $  (14,000)

Chadwick-Miller, Inc.
  Common Stock*                        3,736         -                 -                   -             (3,736)             (3,736)
  Preferred Stock                     12,916         -                 -                   -            (12,916)            (12,916)

Magellan Health Service
  Common Stock Warrants*                   4         -                 -                   -                 (4)                 (4)

SWO Holdings Corporation
  Common Stock*                          690         -                 -                   -               (690)               (690)
                                                               ---------        ------------         ----------         -----------

TOTAL UNREALIZED APPRECIATION
  (DEPRECIATION) FROM
   NONPUBLIC SECURITIES
                                                               $       -        $          -         $  (31,346)        $   (31,346)
                                                               ---------        ------------         ----------         -----------
REVERSAL OF UNREALIZED DEPRECIATION
   FROM SECURITIES SOLD

Celebrity
   Common Stock*                                               $      57        $         54         $      (54)        $         -
                                                               ---------        ------------         ----------         -----------

TOTAL NET UNREALIZED APPRECIATION
   (DEPRECIATION)                                              $   5,797        $      3,070         $  (10,816)        $    (7,745)
                                                               =========        ============         ==========         ===========


*  Restricted securities.


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity & Capital Resources

     As of September 30, 1997, the Fund had a total of $93.5 million invested in Mezzanine Investments. These investments were financed by net offering proceeds and debt financing. This represents a $9.6 million decrease versus the total invested in Mezzanine Investments at December 31, 1996 of $103.1 million. The decrease in investments is due primarily to the sales and redemptions of Portfolio Investments. The Fund's Mezzanine Investments consist of high-yield subordinated debt and/or preferred stock linked with an equity participation in middle market companies typically issued in private placement transactions and are usually subject to restrictions on the transfer or sale of the security, thereby limiting their liquidity.

     During the nine months  ended  September  30,  1997,  the fund  received no
additional    debt    securities   in   lieu   of   cash    interest    payments
("payment-in-kind"). As of September 30, 1997 and December 31, 1996, the Fund had in its portfolio of investments $1.1 million of payment-in-kind debt securities and $6.5 million of payment-in-kind equity securities.

     On August 13, 1991, the Fund completed a refinancing of its credit agreement with a lending group led by The First National Bank of Chicago ("First Chicago"). The new agreement provided the Fund with a maximum credit facility of $140 million, consisting of a $100 million term loan and a $40 million revolving credit line, both maturing on July 31, 1998. The Fund has pledged substantially all of its securities to secure this facility.

     On October 29, 1993, the Fund amended its Credit Facility Agreement enabling the Fund to make prepayments of the term loan at any time and without any corresponding reduction to the revolving credit line. As a result of paydowns of the term loan, the Fund's outstanding term loan was paid in full as of March 29, 1994. Additionally, the Fund's remaining credit line was further amended to reduce the commitments thereunder to $7.5 million, all of which is available to the Fund as of September 30, 1997.

     The Fund is now in its eleventh year of operation. Because all of the Fund's debt investments have been sold or redeemed, interest and other income expected to be received by the Fund may not be sufficient to cover the Fund's expenses. As a result, future cash distributions to Limited Partners will be mostly derived from capital proceeds and gains, if any, resulting from sales of securities. The amount and timing of asset sales are dependent on future market conditions and therefore are inherently unpredictable. Generally, the proceeds generated from the sale of the Fund's investments will be distributed to partners only after payment of obligations of the Fund, or for appropriate reserves. To fund the anticipated cash flow shortfall in the near future and to maintain adequate reserves for possible follow-on investments and expenses, the Fund reserved $15 million of the proceeds received from the Playtex notes sale in February, 1993. A portion of the reserve was used to make follow-on investments in American Health Companies, Duro-Test Corp., Chadwick-Miller, Health o meter and Petco. Approximately $1.4 million of the reserve has been returned to partners of the Fund. In addition, $2.7 million was utilized from the reserve to pay down a portion of the First Chicago loan on January 6, 1994 and approximately $295 has been used to fund quarterly expenses. The Fund's reserve balance as of November 14, 1997 was approximately $2.7 million which has been invested in temporary investments.

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

     Certain issuers of securities held by the Fund (Playtex, Stanley Furniture and Signature Brand USA) have registered their equity securities in public offerings. Although the equity securities of the same class presently held by the Fund (except Stanley Furniture and Signiture Brands) were not registered in these offerings, the Fund has the ability under Rule 144 under the Securities Act of 1933 to sell publicly traded equity securities held by it for at least one year on the open market, subject to the volume restrictions set forth in that rule. The Rule 144 volume restrictions generally are not applicable to equity securities of non-affiliated companies held by the Fund for at least two years. The Fund in certain cases has agreed not to make any sales of equity securities for a specified hold-back period following a public offering.

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

Results of Operations

Investment Income and Expenses

     For the nine months ended September 30, 1997 and 1996, the Fund had net investment income of $4,011,802 as compared to a net investment loss of $1,075,273 for the same period in 1996. The total income earned for the nine months ended September 30, 1997 was $7,141,490 of which $901,122 was earned from Mezzanine Investments and $240,368 was earned from Temporary Investments. Additionally, $6 million dollars was received in a settlement agreement as a result of a lawsuit against Deloitte & Touche in connection with Deloitte & Touche's audit opinions on the financial statements of Emb-Tex Corporation, formerly an operating subsidiary of a portfolio company of the Fund. For the same period in 1996, total investment income earned on investments was $2,626,135 of which $1,309,904 was earned from Mezzanine Investments and $1,316,231 was earned from Temporary Investments.

     Major  expenses  for the period  ending  September  30, 1997  consisted  of
Investment   Advisory  Fees,  Legal  and   Professional   Fees,  Loan  Fees  and
Reimbursable Expenses.

     The Investment Advisor receives its compensation on a quarterly basis. Total Investment Advisory Fees paid to the Investment Adviser for the nine months ended September 30, 1997 was $893,717 compared with $1,033,443 for the nine months ended September 30, 1996. The fee is calculated at an annual rate of 1% of assets under management, subject to certain reductions as specified in the Fund's Partnership Agreement with a minimum annual payment of $1,200,000. The decrease in fees is a direct result of sales of investments, returns of capital to partners and realized losses on investments. For the three months ended September 30, 1997 and 1996, Investment Advisory Fees paid to the Investment Adviser were $300,000 and $97,146, respectively.

     Legal and Professional Fees paid by the Fund consist primarily of legal fees incurred in conjunction with litigation. Legal and Professional Fees for the nine months ended September 30, 1997 and 1996 were $864,566 and $1,446,985, respectively. For the three months ended September 30, 1997 and 1996, Legal and Professional Fees were $216,561 and $478,484, respectively. This decrease is attributable to the decrease in legal expenses incurred and advanced by the Fund in connection with the litigation described in Note 12 to the Financial Statements.

     Loan fees consist of fees on the unused portion of the Fund's facility, loan administration fees, amortization of the loan advisory and facility fees and various miscellaneous fees attributable to the facility. For the nine months ended September 30, 1997 and 1996, the Fund incurred $523,679 and $524,347, respectively, in total loan fees. Loan fees for the three months ended September 30, 1997 and 1996 totalled $176,398 and $174,564, respectively.

     Beginning October 19, 1995, in accordance with the Partnership Agreement, the Fund Administrator is being reimbursed by the Fund for 100% of administrative expenses incurred. For the nine months ended September 30, 1997 and 1996, reimbursable expenses totalled $402,544 and $311,430, respectively. For the three months ended September 30, 1997 and 1996, reimbursable expenses totalled $141,224 and $101,199, respectively.

Net Assets

     The Fund's net assets decreased by $2,240,339 during the nine months ended September 30, 1997 due to net realized gains of $5,795,392, net investment income of $4,011,802, net unrealized appreciation of $3,069,555 offset by cash distributions of $15,117,088.

     The Fund's valuation of the common stock of Signature Brands, Playtex, Stanley Furniture and Walter Industries reflect their closing market price at September 30, 1997.

     The Signature Brand USA, Playtex and Stanley securities held by the Fund are restricted securities under the Securities and Exchange Commission's Rule 144 and can only be sold under that rule, in a registered public offering, or pursuant to an exemption from the registration requirement. In addition, resale in some cases is restricted by lockup or other agreements. The Fund may be considered an affiliate of Signature Brands and Stanley Furniture under the Securities and Exchange Commission's Rule 144, and therefore, any resale of Signature or Stanley Furniture securities under Rule 144 is limited by the volume limitations in that rule. Accordingly, the values referred to in the financial statements for Signature, Playtex and Stanley Furniture securities held by the Fund do not necessarily represent the prices at which these securities could currently be sold.

Unrealized Appreciation and Depreciation and Non-Accrual of Investments

     For the nine months ended September 30, 1997, the Fund recorded net unrealized appreciation of $3,069,555 as compared to a net unrealized depreciation of $21,251,814 for the same period in 1996. As of September 30, 1997, the Fund's cumulative net unrealized depreciation on investments totalled $7,744,911. The increase in unrealized appreciation during the nine months ended September 30, 1997 is primarily the result of the increase in value of Playtex and Walter common stock offset in part by a decrease in value of Signature Brands common stock. For the three months ended September 30, 1997 and 1996, the Fund recorded net unrealized appreciation of $5,797,187 as compared to net unrealized appreciation of $15,886,767 for the same period in 1996.

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

     The information presented herein is based on pertinent information available to the Managing General Partner and Investment Adviser as of September 30, 1997. Although the Managing General Partner and Investment Adviser are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time, and the current estimated fair value of these investments may have changed significantly since that point in time.

     For additional information, please refer to the Supplemental Schedule of Unrealized Appreciation and Depreciation - Schedule 2.

Realized Gains and Losses

     The net realized gains on investments for the nine months ended September 30, 1997 was $5,795,392 compared to net realized gains of $60,801,746 for the same period in 1996. For the three months ended September 30, 1997, the Fund did not realize any gains or losses. For the comparable period in 1996, the Fund realized a loss of $773,295.

     For additional information, please refer to the Supplemental Schedule of Realized Gains and Losses - Schedule 1.

Cash Distributions

     On November 3, 1997, the Individual General Partners approved a fourth quarter cash distribution, with respect to the capital transaction effected on October 3, 1997, in connection with the Fund's investment in Alliance, as to Net Distributable Capital Proceeds from the sale of Alliance of $30.9 million (of which $21.4 million is return of capital) distributable cash from Mezzanine Investments of $9.5 million, a cash distribution to Limited Partners of record as of the effective date of such sale in the amount of $62.75 per Unit and a cash distribution to the Managing General Partner of $308,980 in proportion to its Capital Contribution, all such distributions will be paid on November 14, 1997.

     On November 3, 1997, the Individual General Partners approved the third quarter 1997 cash distribution totalling $5,997,616 which consists of a realized gain pursuant to the Settlement Agreement with Deloitte and Touche. See Note 12 for more information. The total amount to be distributed to Limited Partners is $5,937,616 or 12.18 per Unit. The Managing General Partner will receive $60,000, in proportion to its capital contribution. This cash distribution will be paid on November 14, 1997 to Limited Partners of record as of September 30, 1997.

     Because all of the Fund's debt holdings were previously sold or redeemed, remaining portfolio interest income expected to be received by the Fund may not be sufficient to cover the Fund's expenses in the future. As a result, any interest income received will be used to pay Fund expenses any may not be available for distribution. The majority of future cash distributions to Limited Partners will be derived from gains and recovered capital from asset sales, which are dependent upon future market conditions and therefore are inherently unpredictable. Cash distributions, therefore, are likely to vary significantly in amount and may not be made in every quarter.

     Should Limited Partner's decide to sell their Units, any such sale will be recorded on the books and records of the Fund quarterly, only upon the satisfactory completion and acceptance of the Fund's transfer documents. There can be no assurances that such transfer will be effected before any specified date. Additionally, pursuant to the Partnership Agreement, until a transfer is recognized, the Limited Partner of record (i.e. the transferor) is entitled to receive all the benefits and burdens of ownership of Units, and any transferee has no rights to distributions of sale proceeds generated at any time prior to the recognition of the transfer and assignment. Accordingly, Distributable Cash from Investments for a quarter and Distributable capital Proceeds from sales after transfer or assignment have been entered into, but before such transfer and assignment is recognized, would be payable to the transferor and not the transferee.

Part II - Other Information

   Item 1.  Legal Proceedings

     On September 7, 1991, the Fund brought suit in the Court of Common Pleas for the County of Greenville, South Carolina against Deloitte & Touche in connection with Deloitte & Touche's audit opinions on the financial statements of Emb-Tex Corporation, formerly an operating subsidiary of a portfolio company of the Fund. The Fund contends that the value of Emb-Tex Corporation's inventory and operating income were substantially overstated in its financial statements. The Fund seeks actual and punitive damages in connection with the loss of its aggregate $18 million investment. Deloitte & Touche obtained a summary judgment in its favor and the Fund pursued an appeal in the Appellate Courts of South Carolina. On August 21, 1995, the South Carolina Court of Appeals reversed the summary judgment ruling and remanded the case for trial. On September 11, 1995, Deloitte & Touche filed a petition for rehearing with the Court of Appeals which was denied. Thereafter, Deloitte & Touche filed a petition for a writ of Certiorari with South Carolina Supreme Court, which was granted. On August 11, 1997, the South Carolina Supreme Court affirmed in part and reversed in part the rulings by the Court of Appeals reversing summary judgement for Deloitte & Touche. In order to avoid the expense and uncertainty of trial and not as an admission of any liability to the Fund on Deloitte's part, Deloitte on September 26, 1997, paid the Fund $6 million under a Settlement Agreement. These Funds approximately $12.18 per Unit, will be distributed to Limited Partners of record as of September 26, 1997.



   Items 2 - 5 are herewith omitted as the response to all items is either none or not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

     Exhibit 27 - Financial Data Schedule for the quarter ended September 30, 1996.

 (b) Registrant Filed Forms 8-K with respect to the following:

          Deloitte Settlement      Filed September 26, 1997

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of November, 1997.


                           ML-LEE ACQUISITION FUND, L.P.

                           By:  Mezzanine Investments, L.P.,
                           Managing General Partner

                           By:  ML Mezzanine Inc.,
                           its General Partner


Dated:  November 13, 1997  /s/ Audrey Bommer
                           Audrey Bommer
                           Vice President and Treasurer
                           (Chief Financial Officer)




Dated:  November 13, 1997  /s/ Roger F. Castoral, Jr.
                           Roger F. Castoral, Jr.
                           Vice President and Assistant Treasurer
                           (Principal Accounting Officer)

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of November, 1997.


                           ML-LEE ACQUISITION FUND, L.P.

                           By:  Mezzanine Investments, L.P.,
                           Managing General Partner

                           By:  ML Mezzanine Inc.,
                           its General Partner




Dated:  November 13, 1997  ____________________________
                           Audrey Bommer
                           Vice President and Treasurer
                           (Chief Financial Officer)





Dated:  November 13, 1997  ____________________________
                           Roger F. Castoral, Jr.
                           Vice President and Assistant Treasurer
                           (Principal Accounting Officer)