Form 10-K
period 1997-12-31
ML LEE ACQUISITION FUND L P
filed 1998-03-27
CIK 813343

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1997

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

Mezzanine and Bridge Investments

     The Fund commenced operations on October 19, 1987 and completed its Investment Period on June 15, 1991. As of December 31, 1997, the Fund had a total value of $35.3 million invested in Mezzanine Investments, representing $35.2 million Managed and $26,000 Non-Managed portfolio investments. As of December 31, 1997, there were no Bridge Investments outstanding.

     REVIEW OF INVESTMENTS SOLD DURING 1997

     Alliance International Group, Inc. ("Alliance")
     ----------------------------------------------

     Alliance is a producer of light gauge and porcelain enamel on steel for wiring and building surface and building product applications.

     On August 27, 1997, the Fund together with certain other stockholders including affiliates of Thomas H. Lee Company (the "Selling Stockholders"), entered into a Stock Purchase Agreement pursuant to which the Selling Stockholders agreed to sell all of the issued and outstanding Common Stock of Alliance to an unrelated third party for approximately $7.8 million or $7.78 per share (the "Transaction"). In addition, immediately prior to the consummation of the Transaction, Alliance redeemed all of the outstanding shares of the Company's Preferred Stock, and paid accrued but unpaid dividends with respect thereto. Also, Alliance's outstanding indebtedness was repaid in full, including accrued and unpaid interest. The Transaction was completed on October 3, 1997.

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

     Celebrity, Inc.
     --------------

     Celebrity, Inc. is a large supplier of high quality artificial floral products selling primarily to craft store chains and to other retailers and wholesale florists.

     On September 21, 1997, the Fund sold its remaining 5,769 shares of Celebrity, Inc. Common Stock for $75,000.

     Walter Industries, Inc. (formerly Hillsborough Holdings Corporation)
     -------------------------------------------------------------------

     Walter  Industries Inc.  offers a diversified  line of products and related
services   for   eight   broad   business   areas    including    home-building,
mortgage-related  financing,  and building and  industrial  products.

     Pursuant to Rule 144 under the Securities Act of 1933, the Fund sold its 435,895 shares of Walter Industries Inc. Common Stock during the fourth quarter of 1997. The Fund received total proceeds of $8,964,717 and realized a gain of $88,188.

     REVIEW OF INVESTMENTS IN MANAGED COMPANIES
     ------------------------------------------

     BeefAmerica, Inc. ("BeefAmerica")
     --------------------------------

     On March 3, 1998, the Fund sold its remaining investment in BeefAmerica, consisting of 14,000 shares Sr. Preferred Stock and 10,000 shares Jr. Preferred Stock (the "Securities"), for $1 million to Lajara II LLC, a limited Liability Company owned by the Management of BeefAmerica Operating Company. The proceeds consist of a $1 million Promissory Note payable to the Fund on or before May 2, 1998. The Securities have been pledged to secure the obligation of Lajara II, LLC under the Promissory Note. The Fund will recognize a loss of $23 million.

     BeefAmerica is an integrated beef packing company operating slaughter and fabrication processing facilities in Nebraska. The Fund's valuation of this investment reflects a writedown to $3 million at December 31, 1997, bringing total net unrealized depreciation of approximately $21 million through December 31, 1997.

     Chadwick-Miller, Inc. ("CMI")
     ----------------------------

     CMI operates full-line retail book stores under the Encore, Lauriat and the Royal Discount Books names.

     The Fund's valuation of this investment at zero reflects aggregate net unrealized depreciation of approximately $16.6 million through December 31, 1997.

     Cole National Corporation ("Cole")
     ---------------------------------

     Cole was founded in 1944 as a provider of key duplication services. Since then, Cole has grown as a retailer and as of December 31, 1997, operates three separate retail subsidiaries: Cole Vision, Things Remembered and Cole Key. The investment in Cole is valued at zero as of December 31, 1997.

     Playtex Products Inc. ("Playtex")
     --------------------------------

     Playtex manufactures and sells feminine hygiene products, nursery products, household rubber gloves, toothbrushes, and Jhirmack and LaCoupe haircare products. Based upon the closing market price at December 31, 1997, the Fund recorded approximately $3.2 million of net unrealized appreciation for the year ended December 31, 1997 on its equity holdings in Playtex. The Fund's year-end valuation of this investment reflects an aggregate of approximately $11.2 million of net unrealized appreciation through December 31, 1997.

     Signature Brands USA (formerly Health o meter Products, Inc.)
     ------------------------------------------------------------

     Signature Brands USA is a manufacturer of a comprehensive line of consumer, medical, office and food service scales and equipment under the Signature Brands USA and Pelouze brand names, as well as related measuring instruments and personal care products. Mr. Coffee, a wholly-owned subsidiary of Signature Brands USA and a manufacturer of automatic drip coffee makers and tea makers in the United States, offers an extensive line of automatic drip coffee makers, coffee filters, accessories and other kitchen counter-top appliances.

     On February 28, 1998, Signature Brands USA and Sunbeam Corporation ("Sunbeam") executed a definitive merger agreement whereby Sunbeam will acquire all the outstanding shares of Signature Brands USA Common Stock for approximately $250 million ($8.25 per share) by means of a tender offer (the "Tender Offer"), and assume all the debt of Signature Brands USA. Pursuant to the Tender Offer, which was executed on March 6, 1998, the Fund tendered all its shares of Signature Brands USA Common Stock and expects to receive proceeds of approximately $13 million. The Fund estimates that the maximum net Distributable Capital Proceeds per Unit will be $26.19. Any distribution of these net Distributable Capital Proceeds after the payment of expenses and the establishment of reserves, as provided for in the Fund's Partnership Agreement, will be distributed to the Fund's Limited Partners of record as of the date of the expiration of this Tender Offer, which is scheduled to be on April 2, 1998, unless the Tender Offer is extended.

     As of December 31, 1997, the Fund held 1,563,053 shares of Signature Brands USA common stock which represents 14.7% of the outstanding common equity.

     Based upon the closing price at December 31, 1997, the Fund recorded net unrealized depreciation of $1.8 million on its equity investment in Signature Brands USA for the year ended December 31, 1997. The Fund's year-end valuation of this investment reflects an aggregate of approximately $2.1 million in net unrealized appreciation through December 31, 1997.

     Stanley Furniture Company, Inc. ("Stanley")
     ------------------------------------------

     During February 1997, the Fund sold 31,515 shares of Stanley for $24 per share. The Fund received total proceeds of $756,335 and recognized a gain of $361,480.

     On June 27, 1997, the Fund along with affiliates of the Thomas H. Lee Company entered into a Stock Purchase Agreement (the "Agreement") with Stanley. Pursuant to the Agreement, Stanley purchased an aggregate 750,000 shares of Stanley Common Stock from the Selling Stockholders for $20 per share. In connection with the sale, the Fund sold 727,344 shares and received proceeds of $14,546,880. The Fund recognized a gain of $5,433,911 on this transaction.

     On November 11, 1997, Stanley announced the repurchase of a total of 413,201 shares of Common Stock from the Fund and Affiliates of the Thomas H. Lee Co. for $25 per share. As a result, the Fund sold a total of 400,718 shares and received proceeds of $10 million or $20.34 per Unit, which were distributed to Limited Partners of record as of November 11, 1997.

     On January 6, 1998 the Fund and affiliates of the Thomas H Lee Company including ML-Lee Acquisition Fund II, L.P. and ML-Lee Acquisition Fund (Retirement Accounts) II, L.P. (the "Lee Affiliates", and together with the Fund, the ("Selling Stockholders") sold their remaining holdings of common stock in Stanley. The common stock of each of the Selling Stockholders was sold pursuant to a Form S-3 Registration Statement, which was filed by Stanley on December 22, 1997 and declared effective by the Securities and Exchange Commission on December 23, 1997. In connection with the sale, the Fund sold its remaining 400,719 shares of common stock and received net proceeds of $10.8 million or $27 per share. On February 12, 1998, the Independent General Partners established a reserve of $1.65 million from these proceeds to pay future expenses of the Fund. Net Distributable Capital Proceeds from the sale, as defined in the Partnership Agreement, of $9.2 million or $18.63 per Unit will be distributed to Limited Partners of record as of January 6, 1998.

     Based upon the closing market price at December 31, 1997, the Fund has recorded net unrealized depreciation for the year ended December 31, 1997 of approximately $5.3 million on its remaining equity holdings in Stanley Furniture. The Fund's year-end valuation of this investment reflects an aggregate of approximately $6.1 million net unrealized appreciation through December 31, 1997.


     REVIEW OF INVESTMENTS IN NON-MANAGED PORTFOLIO COMPANIES
     --------------------------------------------------------

     The following is a brief description of companies in the Fund's Non-Managed Company portfolio:

     Magellan Health Services, Inc. (formerly Charter Medical Corporation)
     --------------------------------------------------------------------

     Magellan Health Services, Inc. is a leading hospital management company in the United States. The Fund's year-end valuation of this investment reflects unrealized depreciation of $4,000 through December 31, 1997.

     SWO Holdings Corporation
     ------------------------

     SWO Holdings Corporation is an operator of supermarkets located in Oklahoma, southern Kansas and Amarillo, Texas. The Fund's valuation at December 31, 1997 reflects net unrealized depreciation of $690,000 through December 31, 1997.

     TLC Beatrice International Holdings, Inc.
     -----------------------------------------

     TLC Beatrice International Holdings, Inc. is a U.S.-based international food business with operations or significant equity interests in several operating companies. This investment is valued at cost as of December 31, 1997.

Competition

     The Fund has completed its investment period and reinvestment period and no longer has to compete for investments. However, a majority of the portfolio companies are participating in extremely competitive businesses.

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

Item 3.  Legal Proceedings

     On October 18, 1991, one Limited Partner of the Fund commenced a class action in the Supreme Court of the State of New York in the County of New York, on behalf of a class of all Limited Partners of record during 1990 or their successors in interest (the "Class"), against the Fund's Managing General Partner, ("MGP"), Individual General Partners, Investment Adviser and certain of their affiliates. The complaint alleged that the defendants breached the Fund's Partnership Agreement in 1990 by causing the Fund to pay $7,554,855 in incentive compensation to the MGP with respect to that year and sought monetary damages in the amount of $7,554,855, together with interest, and other relief. After trial, the Court found that the MGP Distributions for the fourth quarter of 1989 through the fourth quarter of 1990 were paid in violation of the Partnership Agreement and as a result, held the General Partners liable for repayment to the plaintiff class of $6,627,752 of excessive distributions, plus interest. The Court's decision dismissed Merrill Lynch & Co., Inc. and MLPF&S because they were not parties to the Partnership Agreement. On June 13, 1996, the Court amended its decision, dismissing ML Mezzanine, Inc., the corporate general partner of the Fund's MGP because it was not a party to the Partnership Agreement. On July 25, 1996, judgment was entered against remaining Defendants in the amount of $10,399,505. The remaining Defendants filed a Notice of Appeal on October 4, 1996. The appeal was fully briefed, and submitted to the Court for decision. Thereafter, the parties agreed to settle this action with certain of the remaining defendants paying $8 million to the Class. On June 25, 1997, the Court preliminarily approved the settlement, ordered notice to be mailed to the Class, and scheduled a final hearing to approve the settlement and plaintiffs' counsel's application for attorney's fees, for September 15, 1997. On September 15, 1997, the Court held a final hearing, at which it approved the settlement and signed a Final Order dismissing the action, which released the class' claims against the defendants. The Fund paid litigation expenses to the indemnified parties based upon amounts which are deemed reimbursable in accordance with the indemnification provisions of the Partnership Agreement and included these amounts in Legal and Professional Fees.

     On October 14, 1993, a Limited Partner commenced a putative class action in the U.S. District Court for the District of Delaware, purportedly on behalf of all persons who purchased limited partnership interests in the Fund between August 12, 1987 and the date of filing of the complaint, against the Fund, the Managing General Partner, the Individual General Partners, the Investment Adviser to the Fund and certain named affiliates of such persons. As amended, the complaint alleges that the defendants operated the Fund, and caused it to make certain investments, for the benefit of some or all of the defendants at the expense of the Fund's Limited Partners in breach of defendants' fiduciary and contractual duties to the Limited Partners, thereby violating federal securities laws applicable to the Fund and its affiliates under the Investment Company Act of 1940, as amended, as well as Delaware state law. By Order dated September 30, 1994 and Opinion dated October 14, 1994, the court granted in part and denied in part defendants' motion to dismiss the amended complaint, dismissing plaintiff's claims with respect to several investments as time-barred and dismissing all claims for aiding and abetting liability under the Investment Company Act of 1940. The plaintiff thereafter filed a second amended complaint on November 3, 1995 raising additional allegations in connection with certain transactions by the Fund, and alleging that defendants violated the Investment Company Act of 1940 and Delaware state law. In its Order and Opinion dated December 30, 1996, the court granted in part and denied in part the defendants' motion to dismiss the second amended complaint holding that a number of new claims and theories asserted by plaintiffs are dismissed as time-barred. Plaintiffs have moved for reconsideration of the Court's Order. On September 30, 1997, Plaintiff's motion was denied without prejudice. The plaintiff seeks an accounting, rescission, rescissory or actual damages and punitive damages. Plaintiffs have moved to certify the case as a class action. Defendants have opposed that motion which is currently pending before the Court. The defendants in this action believe that the claims in the second amended complaint are without merit. Whether or not the plaintiff prevails on any remaining claims, the Fund may be obligated to indemnify and advance litigation expenses to certain of the defendants under the terms and conditions of various indemnity provisions in the Fund's Partnership Agreement and separate indemnification agreements, and the amounts of such indemnification and expenses could be material. In the opinion of legal counsel, the outcome of this case is not determinable at this time. The Fund has incurred litigation expenses which are recorded in Legal and Professional Fees.

     On August 2, 1996, an action was commenced against General Nutrition Companies, Inc. ("GNC"), its officers, directors and certain of its former shareholders, including the Fund, in the United States District Court for the Western District of Pennsylvania. Plaintiffs assert that GNC is liable for violations of Sections 11 and 12(a)(2) of the Securities Act of 1933 and Section 1-501(a) of the Pennsylvania Securities Act, arising out of allegedly false and misleading statements in the prospectus and registration statement for the February 7, 1996 public offering of GNC common stock, and for violations of
Section 10 (b) of the Securities Exchange Act of 1934 and negligent misrepresentation arising out of allegedly false and misleading public statements during the period from the public offering through May 28, 1996. Plaintiffs also allege that certain officers, directors and shareholders of GNC, including the Fund, as well as the underwriters for the public offering, are liable for certain of such violations of the federal and state securities laws and/or control person liability in connection therewith, and negligent misrepresentation. Plaintiffs seek certification of the action as a class action purportedly on behalf of all persons, other than defendants, who purchased shares of GNC common stock during the proposed class action period from February 7, 1996 through May 28, 1996. After the defendants filed a motion to dismiss the action in its entirety, the plaintiffs filed an amended complaint. The defendants thereafter filed a motion to dismiss the amended complaint in its entirety, which motion has been fully briefed and is awaiting action by the Court. The defendants in this action believe that the claims against them are without merit. In the opinion of legal counsel, the outcome of this case is not determinable at this time.

Item 4.  Submission of Matters to a Vote of Security-Holders

         No matters were submitted to a vote of the Limited Partners of the Fund during the fourth quarter of the year ended December 31, 1997.

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

     The approximate number of Unit holders as of January 1, 1998, the last effective date of transfer (as described below), was 34,786. The Managing General Partner also holds a general partner interest in the Fund.

     Effective November 9, 1992, MLPF&S introduced a new limited partnership secondary service through Merrill Lynch's Limited Partnership Secondary Transaction Department ("LPSTD"). This service assists Merrill Lynch clients wishing to buy or sell limited partnership interests, but does not represent an established trading market for the Units.

     MLPF&S provides estimated values of limited partnerships and other direct investments reported on client account statements and no longer reports the general partner's estimate of limited partnership net asset value to Unit holders. Pursuant to MLPF&S guidelines, estimated values for limited partnership interests originally sold by MLPF&S (such as the Fund's Units) are provided by independent valuation services. MLPF&S clients may contact their MLPF&S Financial Consultants or telephone the number provided to them on their account statements to obtain a general description of the methodology used by the independent valuation services to determine their estimates of value. The estimated values provided by the independent services and the Fund's current net asset value as estimated by the general partner are not market values and Unit holders may not be able to sell their Units or realize either amount upon a sale of their Units. In addition, Unit holders may not realize the independent estimated value or the Fund's current net asset value upon the liquidation of the Fund's assets over its remaining life.

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

Item 6. Selected Financial Data

                                                                    For the Years Ended
Supplemental Information               December 31, 1997  December 31, 1996  December 31, 1995  December 31, 1994  December 31, 1993
Schedule
  Selected Financial Data

TOTAL FUND INFORMATION:

Net Investment Income (Loss)            $  9,323,884        $ (1,411,814)      $ (1,155,421)        $  9,305,007     $    125,500

Net Realized Gains (Losses) on
  Investments                             10,880,887          63,695,316         75,808,138          (37,008,074)      69,148,273
Net Change in Unrealized
  Appreciation(Depreciation) on
  Investments                             (8,132,721)        (23,317,903)         9,920,766            9,271,721       91,162,444

Cash Distributions to Partners     (a)    52,013,619         195,931,182        186,920,065           43,760,745       56,612,752

Net Assets                                57,446,269          97,387,831        254,353,413          356,699,995      418,892,086
Cost of Mezzanine Investments             54,199,296         103,063,947        223,694,546          336,632,272      387,857,896
Total Assets                              57,695,443          97,635,860        254,776,082          357,777,636      431,723,973
Outstanding Loan Payable                          --                  --                 --                   --        9,594,004

PER UNIT OF LIMITED PARTNERSHIP
INTEREST:
Investment Income                       $      26.66        $       6.21       $      11.68         $      37.10     $      21.65
Expenses                                       (7.72)              (9.08)            (14.03)              (18.20)          (21.39)
                                        ------------        ------------       ------------         ------------     ------------
Net Investment Income (Loss)                   18.94               (2.87)             (2.35)               18.90              .26
                                        ============        ============       ============         ============     ============
Net Realized Gains (Losses) on
  Investments                           $      22.10        $     129.35       $     153.95        $      (75.16)    $     140.43

Net Change in Unrealized
  Appreciation (Depreciation)                 (16.52)             (51.46)             20.15                18.83           185.13

Cash Distributions                 (a)        105.63              397.90             379.60                88.87           114.97
Cumulative Cash Distributions               1,455.04            1,349.41             951.51               571.91           483.04

Net Asset Value                               115.96              197.07             519.95               727.79           854.10


(a) Includes $31,452,790 or $64.52 per Limited Partnership Unit return of capital from cash distributed during 1997.

         See the Cash  Distributions  Schedule for further information.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity & Capital Resources

     As of December 31, 1997, the Fund had a total of (at cost) $54.2 (including $3.7 million of payment-in-kind equity) invested in Mezzanine Investments, representing $53.5 Managed and $719,914 Non-Managed portfolio investments. These investments were financed by net offering proceeds and debt financing. This represents a $48.9 million decrease versus the total at December 31, 1996 of $103.1 million. The decrease in assets is due to sales and redemptions of the Fund's investments during 1997. The Fund's Mezzanine Investments originally consisted of high-yield subordinated debt and/or preferred stock linked with an equity participation in middle market companies typically issued in private placement transactions and were usually subject to restrictions on the transfer or sale of the security, thereby limiting their liquidity. The Fund's remaining Mezzanine Investments currently consist of common and preferred equity.

     On August 13, 1991, the Fund completed a refinancing of its credit agreement with a lending group led by The First National Bank of Chicago. The agreement provided the Fund with a maximum of $140 million, consisting of a $100 million term loan and a $40 million revolving credit line, both maturing on July 31, 1998 (the Credit Facility).

     As a result of paydowns of the term loan, the Fund's outstanding term loan was paid in full as of March 29, 1994. Additionally, the Fund's remaining credit line was further amended to reduce the commitments thereunder to $7.5 million. As of March 20, 1998, the Fund had the entire $7.5 million credit line available.

     Because all but one of the Fund's debt investments were previously sold or redeemed, interest and other income expected to be received by the Fund may not be sufficient to cover the Fund's expenses. As a result, future cash distributions to Limited Partners will be mostly derived from capital proceeds and gains resulting from sales of securities. The amount and timing of asset sales are dependent on future market conditions and therefore are inherently unpredictable. Generally, the proceeds generated from the sale of the Fund's investments will be distributed to partners only after payment of obligations of the Fund, or for appropriate reserves. To fund the anticipated cash flow shortfall in the near future and to maintain adequate reserves for possible follow-on investments and expenses, the Fund reserved $15 million of the proceeds received from the Playtex notes sale in February, 1993. A portion of the reserve was used to make follow-on investments in American Health Companies, Duro-Test Corp., Chadwick-Miller, Signature Brands USA and Petco, along with a distributions to partners totalling $1.4 million. In addition, $2.9 million was utilized from the reserve to pay down a portion of the First Chicago loan on January 6, 1994. As of the last meeting on February 12, 1998, the Independent General Partners have approved an additional reserve of $1.65 million which has been reserved from the proceeds received from the sale of Stanley Furniture in January 1998. This reserve has been established to fund anticipated cash shortfalls in the future. The Fund's reserve balance as of March 19, 1998 was approximately $4.4 million which has been invested in temporary investments.

Investment in High-Yield Securities

     The Fund originally invested primarily in subordinated debt and preferred stock securities ("High-Yield Securities"), generally linked with an equity participation, issued in conjunction with the mezzanine financing of privately structured, friendly leveraged acquisitions, recapitalizations and other leveraged financings. High-Yield Securities are debt and preferred equity securities that are unrated or are rated by Standard & Poor's Corporation as BB or lower and by Moody's Investor Services, Inc. as Ba or lower. Risk of loss upon default by the issuer is significantly greater with High-Yield Securities than with investment grade securities because High-Yield Securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, these issuers usually have high levels of indebtedness and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than investment grade issuers.

     Although the Fund cannot eliminate the risks associated with its investments in High-Yield Securities, it established risk management policies. The Fund subjected each prospective investment to rigorous analysis and made only those investments that were recommended by the Investment Adviser and that met the Fund's investment guidelines or that had otherwise been approved by the Managing General Partner and the Independent General Partners. Fund investments were measured against specified Fund investment and performance guidelines. To limit the exposure of the Fund's capital in any single issuer, the Fund limited the amount of its original investment in a particular issuer. The Fund's Investment Adviser also continually monitors remaining portfolio companies in order to minimize the risks associated with its investments in High-Yield Securities.

     Certain issuers of securities held by the Fund (Playtex and Signature Brands USA) have registered their equity securities in public offerings. Although the equity securities of the same class presently held by the Fund (except Signature Brands USA) were not registered in these offerings, the Fund has the ability under Rule 144 under the Securities Act of 1933 to sell publicly traded equity securities held by it for at least two years on the open market, subject to the volume restrictions set forth in that rule. The Rule 144 volume restrictions generally are not applicable to equity securities of non-affiliated companies held by the Fund for at least three years. The Fund in certain cases has agreed not to make any sales of equity securities for a specified hold-back period following a public offering.

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

Results of Operations

Investment Income and Expenses

     The total investment income earned on investments for the year ended December 31, 1997 was $13,127,105, of which $12,510,356 was earned from Mezzanine Investments and $616,749 was earned from Temporary Investments. The total investment income earned on investments for the year ended December 31, 1996 was $3,061,608, of which $1,611,001 was earned from Mezzanine Investments and $1,450,607 was earned from Temporary Investments.

     For the same period in 1995, total investment income earned on investments was $5,751,535, of which $4,412,491 was earned from Mezzanine Investments and $1,339,044 was earned from Temporary Investments.

     For the year ended December 31, 1997, the Fund had net investment income from operations of $9,323,884 as compared to a net investment loss of $1,411,814 and $1,155,421 for the same periods in 1996 and 1995, respectively. The increase in net investment income for the year ended December 31, 1997 compared to the year ended December 31, 1996 is the result of an increase in dividend income received in connection with the sale of Alliance (see Note 8 to the financial statements). Additionally, $6 million of settlement proceeds were received in 1997 pursuant to an agreement with Deloitte and Touche. During the twelve month period ending December 31, 1997, the Fund held one security that generated interest income. However, the reduction in interest income during 1997 was partially offset by a reduction of Fund expenses; primarily Investment Advisory Fees and Legal and Professional Fees.

     The decrease in net investment loss for the year ended December 31, 1996 versus the comparative period in 1995 reflects the decrease in Investment Advisory Fees and Fund Administration Fees partically offset by a decrease in investment income received by the Fund due to the sale of income producing securities in 1995.

     Major expenses for the period consisted of Investment Advisory Fees and Legal and Professional Fees.

     The Investment Adviser and Fund Administrator receive their compensation on a quarterly basis. The total Investment Advisory Fee paid to the Investment Adviser for the year ended December 31, 1997 was $1,193,717, compared with $1,282,991 for the year ended December 31, 1996 and $2,770,934 for the year ended December 31, 1995. The fee is calculated at an annual rate of 1% of Assets Under Management, subject to certain reductions as specified in the Fund's Partnership Agreement with a minimum annual payment of $1.2 million. This decrease in 1997 as compared to 1996 and 1995 Investment Advisory Fees is a direct result of the reductions in outstanding borrowings, sales of investments, returns of capital to partners and realized losses on investments.

     Legal and Professional Fees paid by the Fund consist primarily of legal fees incurred in conjunction with the Fund's litigation. For the years ended December 31, 1997, 1996 and 1995, legal and professional fees were $854,470, $1,559,223 and $1,584,381, respectively. This decrease is primarily attributable to the decrease in litigation expenses incurred by the Fund to support its claims and defending allegations against various parties as well as legal fees required to be advanced by the Fund in connection with the litigation described in Note 12 to the Financial Statements.

     Total Fund Administration Fees paid to the Fund Administrator for the year ended December 31, 1997, 1996 and 1995 were $300,000, $299,335 and $1,330,212, respectively. In accordance with Partnership Agreement, beginning October 19, 1995, the Fund Administration Fee changed to an annual fee of $300,000, plus 100% of actual out-of-pocket expenses incurred by the Fund Administrator. For the period ending October 19, 1995, Fund Administration Fees were calculated at an annual rate of 0.45% of net offering proceeds reduced by one-half of the sum of returns of capital to partners and realized losses on investments, with a minimum annual payment of $400,000. This decrease in Fund Administration Fees reflects adjustments relating to a return of capital and realized losses recorded in 1995 and the change in the Fund Administration fee to $300,000 per annum.

     Beginning October 19, 1995, the Fund Administrator is being reimbursed by the Fund for 100% of the out-of-pocket expenses incurred. Total out-of-pocket expenses incurred by the Fund for the years ended December 31, 1997, 1996 and 1995 were $519,134, $414,544, and $171,150, respectively. For the period ending October 19, 1995, the Fund's expenses for accounting, audit, printing, tax preparation and other administrative services ("out-of-pocket expenses") (excluding the costs of bonding and extraordinary legal expenses) were paid by the Fund Administrator.

     Loan fees consist of fees on the unused portion of the Fund's facility, loan administration fees, amortization of the loan advisory and facility fees and various miscellaneous fees attributable to the facility. Loan fees for the years ended December 31, 1997, 1996 and 1995 totaled $700,249, $701,021 and
$738,029, respectively. This decrease in 1997 as compared to the 1996 and 1995 loan fees is the result of reductions in the Credit Facility.

Net Assets

     The Fund's net assets decreased by $39,941,569 during the year ended December 31, 1997 due to additional net unrealized depreciation of $8,132,721, net realized gains of $10,880,887 and net investment income of $9,323,884 partially offset by cash distributions to partners of $52,013,619 ($31,452,790 of the cash distributions distributed in 1997 was return of capital from the sales of portfolio investments).

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

Unrealized Appreciation and Depreciation on Investments

     For the year ended December 31, 1997, the Fund recorded total net unrealized depreciation of $8.13 million of which $2.78 million was a reversal of net unrealized depreciation for investments sold during 1997. Approximately $3.9 million recorded in 1997 related to net unrealized depreciation recorded in the market value of publicly traded securities held by the Fund at December 31, 1997. This compares to a net unrealized depreciation of $23.3 million of which $27.5 million was net unrealized appreciation in market value of publicly traded securities held by the Fund at December 31, 1996. For the year ended December 31, 1995, the Fund recorded net unrealized appreciation of $9.9 million of which $11.9 million was related to net depreciation in market value of publicly traded securities held by the Fund at December 31, 1995. The Fund's cumulative net unrealized depreciation on investments at December 31, 1997 totaled $18.9 million.

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

     As of December 31, 1997, approximately 57% of the Fund's investments are invested in private placement securities for which there are no ascertainable market values. Although the Managing General Partner and Investment Adviser use their best judgment in estimating the fair value of these investments, there are inherent limitations in any estimation technique. Therefore, the fair value estimates presented herein are not necessarily indicative of the amount which the Fund could realize in a current transaction.

     The information presented herein is based on pertinent information available to the Managing General Partner and Investment Adviser as of December 31, 1997. Although the Managing General Partner and Investment Adviser are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time; and the current estimated fair value of these investments may have changed significantly since that point in time.

     The Fund's valuation of the common stock of Signature Brands USA, Playtex and Stanley Furniture reflect their closing market price at December 31, 1997.

     The Signature Brands USA, Playtex and Stanley Furniture securities held by the Fund are restricted securities under the Securities and Exchange Commission's Rule 144 and can only be sold under that rule, in a registered public offering, or pursuant to an exemption from the registration requirement. In addition, resale in some cases is restricted by lockup or other agreements. The Fund may be considered an affiliate of Signature Brands USA and Stanley Furniture pursuant to Rule 144, under the securities act of 1933 and therefore, any resale of Signature Brands USA or Stanley Furniture securities under Rule 144, is limited by the volume limitations in that rule. Accordingly, the values referred to in the financial statements for the Signature Brands USA, Playtex and Stanley Furniture securities held by the Fund do not necessarily represent the prices at which these securities could currently be sold.

         As overall economic, market and business conditions improve, the sales and profit levels of some of the Fund's companies have increased, resulting in higher valuations for some of the Fund's equity investments.

         For additional information, please refer to the Supplemental Schedule of Unrealized Appreciation and Depreciation (Schedule 2).

Realized Gains and Losses

     Net realized gains on investments for the year ended December 31, 1997 were $10,880,887 compared to a net realized gain of $63,695,316 in 1996 and a net realized gain of $75,808,174 for 1995.

         For additional information, please refer to the Supplemental Schedule of Realized Gains and Losses (Schedule 1).

Cash Distributions

     On January 8, 1998, the Individual General Partners approved the fourth quarter 1997 cash distribution totaling $18,775,734, which consisted of Net Distributable Capital Proceeds, after Fund expenses, (of which $13,546,897 was return of capital from the sale of Stanley Furniture and Walter Industries Common Stock) during the quarter ending December 31, 1997. The total amount distributed to Limited Partners was $18,587,955, or $38.13 per Unit. The
Managing General Partner received $187,779 in proportion to its 1% interest in the Fund. The distributions were made on January 21, 1998.

     Because all of the Fund's debt holdings were previously sold or redeemed, remaining portfolio interest income expected to be received by the Fund is not sufficient to cover the Fund's expenses. As a result, any interest income received will be used to pay Fund expenses and may not be available for distribution. The majority of future cash distributions to Limited Partners will be derived from recovered capital from asset sales, and gains, if any, which are dependent upon future market conditions and therefore are inherently unpredictable. Cash distributions, therefore, are likely to vary significantly in amount and may not be made in every quarter.

     Should a Limited Partner decide to sell his Units, any such sale will be recorded on the books and records of the Fund quarterly, only upon the satisfactory completion and acceptance of the Fund's transfer documents. There can be no assurances that such transfer will be effected before any specified date. Additionally, pursuant to the Partnership Agreement, until a transfer is recognized, the Limited Partner of record (i.e. the transferor) is entitled to receive all the benefits and burdens of ownership of Units, and any transferee has no rights to distributions of sale proceeds generated at any time prior to the recognition of the transfer and assignment. Accordingly, Distributable Cash from Investments for a quarter and Distributable Capital Proceeds from sales after transfer or assignment have been entered into, but before such transfer and assignment is recognized, would be payable to the transferor and not the transferee.


Cash Distributions
     The following  table  represents  distributions  approved by the Individual
General Partners of ML-Lee  Acquisition Fund, L.P. since inception  (October 19,
1987):

                              Total            Total Distributed to         Per Unit        Managing
                           Distributed          Limited Partners           Return of        General        Incentive
                              Cash              Amount        Per Unit*      Capital**      Partner         Fee***
Fourth Quarter 1987        $   2,577,304   $   2,551,531      $    6.14    $      -       $  25,773      $       -
First Quarter 1988             6,328,879       6,266,217          14.80           -          62,662              -
Second Quarter 1988            7,495,858       7,420,899          16.50           -          74,959              -
Third Quarter 1988            14,228,737      14,086,450          29.45           -         142,287              -
Fourth Quarter 1988           13,788,416      13,074,454          26.82           -         137,884        576,078
First Quarter 1989            16,291,215      15,034,161          30.84           -         162,929      1,094,125
Second Quarter 1989           15,374,977      13,771,564          28.25           -         153,740      1,449,673
Third Quarter 1989            36,416,661      28,292,735          58.64           -         364,164      7,759,762
Fourth Quarter 1989           19,252,214      13,284,076          27.25           -         192,558      5,775,580
First Quarter 1990            10,119,121       7,180,713          14.73           -         101,197      2,837,211
Second Quarter 1990            5,270,048       3,636,668           7.46           -          52,690      1,580,690
Third Quarter 1990            12,467,001       9,783,904          20.07           -         124,649      2,558,448
Fourth Quarter 1990            7,138,368       6,488,478          13.31           -          71,384        578,506
First Quarter 1991             1,496,932       1,481,967           3.04           -          14,965              -
Second Quarter 1991            5,298,352       5,245,382          10.76           -          52,970              -
Third Quarter 1991             5,539,662       5,484,251          11.25           -          55,411              -
Fourth Quarter 1991            6,829,769       6,761,472          13.87           -          68,297              -
First Quarter 1992             9,611,889       9,515,786          19.52           -          96,103              -
Second Quarter 1992            5,997,616       5,937,616          12.18       10.37          60,000              -
Third Quarter 1992             1,570,785       1,555,090           3.19           -          15,695              -
Fourth Quarter 1992            1,989,335       1,969,456           4.04           -          19,879              -
First Quarter 1993            18,170,064      17,988,344          36.90       36.15         181,720              -
Second Quarter 1993            5,086,627       5,035,761          10.33         .86          50,866              -
Third Quarter 1993            31,366,725      31,053,049          63.70           -         313,676              -
Fourth Quarter 1993           29,052,375      28,761,851          59.00           -         290,524              -
First Quarter 1994             8,001,724       7,921,696          16.25        6.52          80,028              -
Second Quarter 1994            1,083,292       1,072,476           2.20        1.22          10,816              -
Third Quarter 1994             5,623,355       5,567,124          11.42         .48          56,231              -
Fourth Quarter 1994            7,602,855       7,526,830          15.44        5.04          76,025              -
First Quarter 1995            44,671,712      44,225,002          90.72       41.20         446,710              -
Second Quarter 1995           19,863,955      19,665,306          40.34       17.13         198,649              -
Third Quarter 1995           114,781,543     113,633,686         233.10       60.61       1,147,857              -
Fourth Quarter 1995            5,391,914       5,338,005          10.95   (a) 13.66          53,909              -
First Quarter 1996            26,916,067      26,646,919          54.66       53.06         269,148              -
GNC Distribution on
  March 29, 1996             101,737,501     100,720,102         206.61       27.94       1,017,399              -
Petco Distribution on
  June 11, 1996               40,289,255      39,886,350          81.82       16.66         402,905              -
Second Quarter 1996            4,027,927       3,987,660           8.18        6.45          40,267              -
Third Quarter 1996               709,056         701,984           1.44   (a)  2.15           7,072              -
Stanley Distribution
  on December 23, 1996        16,860,231      16,691,623          34.24       27.78         168,608              -
Fourth Quarter 1996              650,009         643,485           1.32   (a)  2.04           6,524              -
First Quarter 1997               285,576         282,744            .58   (a)   .79           2,832
Second Quarter 1997           14,181,503      14,039,683          28.80       18.12         141,820
Third Quarter 1997             5,997,616       5,937,616          12.18           -          60,000
Fourth Quarter 1997           49,674,649      49,177,891         100.88       71.08         496,759
                           -------------   -------------      ---------   ---------    ------------    -----------
Totals                     $ 757,108,670   $ 725,328,057      $1,493.17   $  419.31    $  7,570,540    $24,210,073
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

(a) Return of Capital amounts received in such quarters were reduced by Fund expenses .

Item 8.       Financial Statements and Supplementary Data


                          ML-LEE ACQUISITION FUND, L.P.


                                TABLE OF CONTENTS


Report of Independent Accountants

Statements of Assets,  Liabilities and Partners' Capital As of
   December 31, 1997 and December 31, 1996

Statements of Operations
   For the Years Ended December 31, 1997, 1996 and 1995

Statements of Changes in Net Assets
   For the Years Ended December 31, 1997, 1996 and 1995

Statements of Cash Flows
   For the Years Ended December 31, 1997, 1996 and 1995

Statements of Changes in  Partners'  Capital
   For the Years Ended December 31, 1997, 1996 and 1995

Schedule of Portfolio Investments - December 31, 1997

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

PART III - OTHER INFORMATION

Item 10. Directors and Executive Officers of the Registrant
Item 14. Exhibits Financial Statement Schedules and Reports on Form 8-K.

                       Report of Independent Accountants


To the General and Limited Partners of
ML-Lee Acquisition Fund L.P.

     In our opinion, the accompanying statements of assets, liabilities and partners' capital, including the schedule of portfolio investments, and the related statements of operations, of changes in net assets, of cash flows, and of changes in partners' capital present fairly, in all material respects, the financial position of ML-Lee Acquisition Fund L.P. (the "Fund") at December 31, 1997 and 1996, and the results of its operations, the changes in its net assets, its cash flows, and the changes in its partners' capital for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Fund's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits, which included confirmation of securities at December 31, 1997 by correspondence with the custodian and brokers and the application of alternative auditing procedures where confirmations were not received, provide a reasonable basis for the opinion expressed above.

     The financial statements include securities, valued at $35,253,000 at December 31, 1997 (61.4% of net assets), whose values have been estimated by the Managing General Partner and the Investment Adviser (with the approval of the Independent General Partners) in the absence of readily ascertainable market values, as further described in Note 2. Those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material to the financial statements.

     As further discussed in Note 1, the Fund is scheduled to terminate on June 15, 1998. The Individual General Partners have the right to extend the term of the Fund.

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






PRICE WATERHOUSE LLP
New York, New York





March 19, 1998

                          ML-LEE ACQUISITION FUND, L.P.
             STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
                             (DOLLARS IN THOUSANDS)

                                                                           December 31,     December 31,
                                                                               1997              1996
                                                                         ---------------   ---------------

ASSETS:
Investments - Notes 2, 8, 9
Portfolio Investments at fair value
    Managed Companies (cost $53,480 at December 31,
         1997 and $93,468 at December 31, 1996)                          $        35,227   $        86,067
    Non-Managed Companies (cost $720 at December 31,
         1997 and $9,597 at December 31, 1996)                                        26             6,183
    Temporary Investments, at amortized cost (cost $18,062 at
         December 31, 1997 and $4,040 at December 31, 1996)                       18,125             4,047
Cash                                                                                   1                10
Prepaid Loan Fees - Notes 2, 4                                                       384             1,022
Prepaid Expenses and Other Receivables                                                 6               307
Receivable for Investment Sold                                                     3,926              --
                                                                         ---------------   ---------------
TOTAL ASSETS                                                             $        57,695   $        97,636
                                                                         ===============   ===============

LIABILITIES AND PARTNERS' CAPITAL:

Liabilities
    Legal and Professional Fees Payable                                  $           110   $           122
    Reimbursable Administrative Expenses Payable                                     116               103
    Independent General Partner Expenses Payable                                      23                23
                                                                         ---------------   ---------------
Total Liabilities                                                                    249               248
                                                                         ---------------   ---------------
Partners' Capital - Note 2
    Managing General Partner                                                         918             1,317
    Limited Partners (487,489 Units)                                              56,528            96,071
                                                                         ---------------   ---------------
Total Partners' Capital                                                           57,446            97,388
                                                                         ---------------   ---------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                                  $        57,695   $        97,636
                                                                         ===============   ===============


                     See the Accompanying Notes to Financial Statements.

                                           ML-LEE ACQUISITION FUND, L.P.
                                             STATEMENTS OF OPERATIONS
                                               (DOLLARS IN THOUSANDS)


                                                                               For the Years Ended December 31,
                                                                         ------------    ------------    ------------
                                                                                 1997            1996            1995
                                                                         ------------    ------------    ------------
INVESTMENT INCOME - Notes 2, 8, 10:
Interest                                                                 $        912           1,444    $      3,804
Discount                                                                          601           1,451           1,339
Dividend & Other Income                                                        11,614             167             609
                                                                         ------------    ------------    ------------
    TOTAL INCOME                                                               13,127           3,062           5,752
                                                                         ------------    ------------    ------------
EXPENSES:
Investment Advisory Fee - Note 5                                                1,194           1,283           2,771
Fund Administration Fee - Note 6                                                  300             299           1,330
Loan Fees - Notes 2, 4                                                            700             701             738
Independent General Partners' Fees and Expenses - Note 7                          227             208             304
Legal and Professional Fees                                                       855           1,559           1,584
Reimbursable Administrative Expenses - Note 6                                     519             415             171
Insurance Expense                                                                   8               8               9

                                                                         ------------    ------------    ------------
    TOTAL EXPENSES                                                              3,803           4,473           6,907
                                                                         ------------    ------------    ------------
NET INVESTMENT INCOME (LOSS)                                                    9,324          (1,411)         (1,155)
                                                                         ------------    ------------    ------------
NET REALIZED GAIN (LOSS) ON INVESTMENTS -
     NOTE 8 AND SCHEDULE 1                                                     10,881          63,695          75,808
                                                                         ------------    ------------    ------------
NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION)
     ON INVESTMENTS - NOTE 9 AND SCHEDULE 2
        Publicly Traded Securities                                             (1,133)        (84,416)         (7,571)
        Nonpublic Securities                                                   (7,000)         61,098          17,492
                                                                         ------------    ------------    ------------
             Subtotal                                                          (8,133)        (23,318)          9,921
                                                                         ------------    ------------    ------------
NET INCREASE IN NET ASSETS
   RESULTING FROM OPERATIONS                                             $     12,072    $     38,966    $     84,574
                                                                         ============    ============    ============


                  See the Accompanying Notes to Financial Statements.


                             ML-LEE ACQUISITION FUND, L.P.
                          STATEMENTS OF CHANGES IN NET ASSETS
                                (DOLLARS IN THOUSANDS)


                                                                              For the Years Ended December 31,
                                                                         -----------    -----------    -----------
                                                                                1997           1996           1995
                                                                         -----------    -----------    -----------
FROM OPERATIONS:

Net Investment Income (Loss)                                             $     9,324    $    (1,411)   $    (1,155)

Net Realized Gain on Investments                                              10,881         63,695         75,808

Net Change in Unrealized Appreciation (Depreciation) on Investments           (8,133)       (23,318)         9,921
                                                                         -----------    -----------    -----------

Net Increase in Net Assets Resulting from Operations                          12,072         38,966         84,574

Cash Distributions to Partners                                               (52,014)      (195,931)      (186,920)
                                                                         -----------    -----------    -----------

Total Decrease                                                               (39,942)      (156,965)      (102,346)

NET ASSETS:

Beginning of Period                                                           97,388        254,353        356,699
                                                                         -----------    -----------    -----------

End of Period                                                            $    57,446    $    97,388    $   254,353
                                                                         ===========    ===========    ===========


                 See the Accompanying Notes to Financial Statements.

                                         ML-LEE ACQUISITION FUND, L.P.
                                           STATEMENTS OF CASH FLOWS
                                            (DOLLARS IN THOUSANDS)

                                                                                   For the Years Ended December 31,
                                                                              -----------    -----------    -----------
                                                                                     1997           1996           1995
                                                                              -----------    -----------    -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
  Interest and Dividend Income                                                $    13,370    $     2,598    $     6,219
  Investment Advisory Fee                                                          (1,194)        (1,283)        (2,771)
  Fund Administration Fee                                                            (300)          (299)        (1,330)
  Legal and Professional Fees                                                        (883)        (1,393)        (1,911)
  Loan Fees and Expenses                                                              (53)           (62)          (116)
  Independent General Partners' Fees and Expenses                                    (227)          (213)          (296)
  (Purchase) Sale of Temporary Investments, Net                                   (14,021)         3,317          3,141
  Reimbursable Administrative Expenses                                               (506)          (483)          --
  Proceeds from Sale of Portfolio Company Investments                              55,819        187,705        186,596
                                                                              -----------    -----------    -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                          52,005        189,887        189,532
                                                                              -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash Distributions to Partners                                                  (52,014)      (195,931)      (186,920)
                                                                              -----------    -----------    -----------
NET CASH APPLIED TO FINANCING ACTIVITIES                                          (52,014)      (195,931)      (186,920)
                                                                              -----------    -----------    -----------
  Net Increase (Decrease) in Cash                                                      (9)        (6,044)         2,612
  Cash at Beginning of Period                                                          10          6,054          3,442
                                                                              -----------    -----------    -----------
CASH AT END OF PERIOD                                                         $         1    $        10    $     6,054
                                                                              ===========    ===========    ===========

RECONCILIATION OF NET INVESTMENT INCOME (LOSS) TO
   NET CASH PROVIDED BY OPERATING ACTIVITIES

Net Investment Income (Loss)                                                  $     9,324    $    (1,411)   $    (1,155)
                                                                              -----------    -----------    -----------
ADJUSTMENTS TO RECONCILE NET INVESTMENT INCOME (LOSS)
    TO NET CASH PROVIDED BY OPERATING ACTIVITIES
  (Increase) Decrease in Investments                                               34,844        123,947        116,079
  (Increase) Decrease in Receivable for Investments Sold                           (3,926)         3,377         (2,150)
  (Increase) Decrease in Accrued Interest,
     Dividend and Discount Receivables                                                243           (458)           466
  (Increase) Decrease in Prepaid Expenses                                             638            748            530
  Increase (Decrease) in Independent General Partner Fees Payable                    --               (5)             7
  Increase (Decrease) in Reimbursable Administrative Expenses Payable                  13            (68)           171
  Increase (Decrease) in Legal and Professional Fees Payable                          (12)            62           (224)
  Net Realized Gain on Investments                                                 10,881         63,695         75,808
                                                                              -----------    -----------    -----------
TOTAL ADJUSTMENTS                                                                  42,681        191,298        190,687
                                                                              -----------    -----------    -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                     $    52,005    $   189,887    $   189,532
                                                                              ===========    ===========    ===========



               See the Accompanying Notes to Financial Statements.

                          ML-LEE ACQUISITION FUND, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                             (DOLLARS IN THOUSANDS)


                                                                            Managing
                                                                             General         Limited
                                                                             Partner         Partners           Total
                                                                         ------------    ------------    ------------
For the Twelve Months Ended December 31, 1995
Partners' Capital at January 1, 1995                                     $      1,908    $    354,791    $    356,699
Allocation of Net Investment Loss                                                 (12)         (1,143)         (1,155)
Allocation of Net Realized Gain on Investments                                    758          75,050          75,808
Allocation of Net Change in Unrealized Depreciation                                99           9,822           9,921
Cash Distributions to Partners                                                 (1,869)       (185,051)       (186,920)
                                                                         ------------    ------------    ------------
Partners' Capital at December  31, 1995                                  $        884    $    253,469    $    254,353
                                                                         ============    ============    ============

For the Twelve Months Ended December 31, 1996
Partners' Capital at January 1, 1996                                     $        884    $    253,469    $    254,353
Allocation of Net Investment Loss                                                 (14)         (1,397)         (1,411)
Allocation of Net Realized Gain on Investments                                    637          63,058          63,695
Allocation of Net Change in Unrealized Depreciation                             1,769         (25,087)        (23,318)
Cash Distributions to Partners                                                 (1,959)       (193,972)       (195,931)
                                                                         ------------    ------------    ------------
Partners' Capital at December  31, 1996                                  $      1,317    $     96,071    $     97,388
                                                                         ============    ============    ============

For the Twelve Months Ended December 31, 1997
Partners' Capital at January 1, 1997                                     $      1,317    $     96,071    $     97,388
Allocation of Net Investment Income                                                93           9,231           9,324
Allocation of Net Realized Gain on Investments                                    109          10,772          10,881
Allocation of Net Change in Unrealized Depreciation                               (81)         (8,052)         (8,133)
Cash Distributions to Partners                                                   (520)        (51,494)        (52,014)
                                                                         ------------    ------------    ------------
Partners' Capital at December 31, 1997                                   $        918    $     56,528    $     57,446
                                                                         ============    ============    ============


               See the Accompanying Notes to Financial Statements.

                                                     ML-LEE ACQUISITION FUND, L.P.
                                                   SCHEDULE OF PORTFOLIO INVESTMENTS
                                                           DECEMBER 31, 1997
                                                       (DOLLARS IN THOUSANDS)


                                                                                                                   Fair         % Of
                                                                                         Investment Investment    Value        Total
Shares/Warrants     Investment                                                                 Date    Cost(f) (Note 2)  Investments
                    MEZZANINE INVESTMENTS
                    MANAGED COMPANIES

                    BEEFAMERICA, INC. - Notes 9,10,15
14,000 Shares       BAOC Acquisition, Inc. Sr. Preferred Stock 10% due 04/01/01 (b)(e)     09/09/88   $ 14,000 $  1,749
10,000 Shares       BAOC Acquisition, Inc. Jr. Preferred Stock 4% due 04/01/01 (b)(e)      09/09/88     10,000    1,251
                      $1,072 15% Sub. Nt.
                      Purchased 09/9/88                  $  1,072
                      Redeemed 02/20/92                  $  1,072
                      Realized Gain                      $      0
                      Preferred Stock
                      Purchased 09/9/88                  $  2,700
                      Redeemed 02/20/92                  $  2,700
                      Realized Gain.                     $      0
                      $41,997 15.5% Sr.Sub Interim Nt
                      Purchased 09/9/88                  $ 20,000
                      $80,951 15% Sub Nt
                      Purchased 09/9/88                  $ 38,928
                      Exchanged 03/29/96 for
                      Cash Proceeds                      $ 26,000
                      10% Sr Pref Stk                    $ 14,000
                      4% Jr Pref Stk                     $ 10,000
                      Realized Loss                      $ (8,928)
                      5,661.11 Shares Class A Pref. Stk
                      Purchased 04/10/91                 $ 40,050
                      Value at restructuring 3/29/96     $      0
                      Realized Loss                      $(40,050)
                      51,000 Shares Common Stk
                      Purchased various                  $  2,000
                      Value at restructuring 3/29/96     $      0
                      Realized Loss                      $ (2,000)                                    ------------------------------
                      Total Net Realized Loss            $(50,978)                                    $ 24,000 $  3,000        5.62
                                                                                                      ------------------------------



              See the Accompanying Notes to Financial Statements.

                                                     ML-LEE ACQUISITION FUND, L.P.
                                                   SCHEDULE OF PORTFOLIO INVESTMENTS
                                                             DECEMBER 31, 1997
                                                        (DOLLARS IN THOUSANDS)
                                                              (CONTINUED)
                                                                                                                   Fair         % Of
                                                                                         Investment Investment    Value        Total
Shares/Warrants     Investment                                                                 Date    Cost(f) (Note 2)  Investments

                    CHADWICK-MILLER, INC. - Notes 9,10,13
  15,406 Warrants   CMI Holding Corp., Preferred Stock Purchase Warrants (b)(e)            12/16/88   $ 12,916   $    -
  39,487 Warrants   CMI Holding Corp., Common Stock Purchase Warrants (b)(e)                Various      3,736        -
                      (7.5% of fully diluted common equity) (h)
                      35,161 Shares Common Stock
                      Purchased  06/30/93                $    352
                      Sold  09/03/93                     $    352
                      Realized Gain                      $      0
                      $5,000 Senior Note
                      Purchased  12/16/88                $  5,000
                      Sold  11/23/94                     $  5,000
                      Realized  Gain                     $      0
                      189,996 Shares Preferred Stock
                      192,933 Shares Common Stock
                      100,000 Common Stock Warrants
                      Purchased Various                  $ 16,652
                      Exchanged July 15, 1996
                      15,406  Preferred Stock Warrants
                      39,487  Common Stock Warrants      $ 16,652
                      Realized Gain                      $      0                                     ------------------------------
                      Total Realized Gain                $      0                                       16,652        -         0.00
                                                                                                      -----------------------------

                    COLE NATIONAL CORPORATION (g)
5,563 Warrants      Cole National Corporation, Common Stock Purchase Warrants(b)           09/26/90          -        -
                      (0.0% of fully diluted common equity (h)
                      assuming exercise of warrants)
                      $589 Senior Bridge Note
                      Purchased 09/25/90                 $    589
                      Sold 11/15/90                      $    589                                     ------------------------------
                      Realized Gain                      $      0                                            -        -         0.00
                                                                                                      ------------------------------
                    PLAYTEX PRODUCTS, INC. (a) - Note 9
1,406,204 Shares    Playtex Products, Inc., Common Stock(b)(g)                             12/28/88      3,255   14,414
                      (2.6%  of  fully  diluted  common equity) (h)
                      $19,285 15% Subordinated  Notes
                      Purchased   12/28/88               $ 19,285
                      Sold 06/30/89                      $ 19,285
                      Realized  Gain                     $      0
                      3,214,000 Shares Preferred Stock
                      Purchased 12/28/88                 $  3,214
                      Sold 06/30/89                      $  3,214
                      Realized  Gain                     $      0
                      2,571,314 Shares Common Stock
                      Purchased  12/28/88                $  1,286
                      Sold 06/30/89                      $  1,286
                      Realized Gain                      $      0
                      $11,250 15% Subordinated Note
                      Purchased  12/28/88                $ 11,250
                      Sold 09/28/90                      $ 11,275
                      Realized Gain                      $     25
                      2,571,314 Shares Common Stock
                      Purchased  12/28/88                $  1,286
                      Sold 09/28/90                      $ 10,512
                      Realized  Gain                     $  9,226
                      347,209 Shares Common Stock
                      Purchased  12/28/88                $    174
                      Sold  12/20/91                     $  1,343
                      Realized Gain                      $  1,169
                      $71,251 15% Subordinated Notes
                      Purchased  12/28/88                $ 71,251
                      Sold 02/01/93                      $ 71,181
                      Realized Loss                      $    (70)                                    ------------------------------
                      Total Net Realized Gain            $ 10,350                                        3,255   14,414        27.00
                                                                                                      ------------------------------

              See the Accompanying Notes to Financial Statements.

                                                         ML-LEE ACQUISITION FUND, L.P.
                                                       SCHEDULE OF PORTFOLIO INVESTMENTS
                                                                DECEMBER 31, 1997
                                                            (DOLLARS IN THOUSANDS)
                                                                  (CONTINUED)

                                                                                                                   Fair         % Of
                                                                                         Investment Investment    Value        Total
Shares/Warrants     Investment                                                                 Date    Cost(f) (Note 2)  Investments
                    SIGNATURE BRANDS USA, INC. (a) - Notes 9,15
                    (formerly HEALTH O METER PRODUCTS, INC.
952,500 Shares      Signature Brands USA, Inc., Common Stock (b)(g)                        04/28/88   $  1,270  $ 4,048
610,553 Shares      Signature Brands USA, Inc., Common Stock (b)(g)                        08/17/94      3,282    2,595
                      (14.7% of fully diluted common equity) (h)
                      $16,000 14.50% Subordinated Note
                      Purchased 04/28/88                 $ 16,000
                      Sold 03/24/92                      $ 16,000
                      Realized Gain                      $      0
                      187,500 Shares of Common Stock
                      Purchased 04/28/88                 $    250
                      Sold 03/30/92                      $  2,441
                      Realized Gain                      $  2,191                                     ------------------------------
                      Total Realized Gain                $  2,191                                        4,552    6,643        12.44
                                                                                                      ------------------------------



                    STANLEY FURNITURE COMPANY, INC. (a)(c) - Notes 8, 9, 15
  400,719 Shares    Stanley Furniture Co., Inc., Common Stock(b)(f)(g)                      Various      5,021   11,170
                      (16% of fully diluted common equity)(h)
                      $2,000 Loan participation
                      Purchased 03/12/92                 $  2,000
                      Repaid 04/05/93                    $  2,000
                      Realized Gain                      $      0
                      Purchased Various                  $ 13,973
                      Sold  11/13/96                     $ 14,664
                      Sold   12/13/96                    $  2,199
                      Realized Gain                      $  2,890
                      Purchased Various                  $    395
                      Sold 02/07/97                      $    756
                      Realized Gain                      $    361
                      Purchased Various                  $  9,113
                      Sold 06/30/97                      $ 14,547
                      Realized Gain                      $  5,434
                      Purchased Various                  $  5,021
                      Sold 11/18/97                      $ 10,018
                      Realized Gain                      $  4,997                                     ------------------------------
                      Total Net Realized Gain            $ 13,682                                        5,021   11,170        20.93
                                                                                                      ------------------------------




                                                                                                      ------------------------------
                    TOTAL INVESTMENT IN MANAGED COMPANIES                                             $ 53,480  $35,227        65.99
                                                                                                      ==============================


See the Accompanying Notes to Financial Statements.


                                               ML-LEE ACQUISITION FUND, L.P.
                                             SCHEDULE OF PORTFOLIO INVESTMENTS
                                                      DECEMBER 31, 1997
                                                  (DOLLARS IN THOUSANDS)
                                                       (CONTINUED)
                                                                                                                   Fair         % Of
                                                                                         Investment Investment    Value        Total
Shares/Warrants     Investment                                                                 Date    Cost(f) (Note 2)  Investments
                   NON-MANAGED COMPANIES

                    SWO HOLDINGS CORPORATION - Note 9
250,000 Shares      SWO Holdings Corp., Common Stock(b)                                    11/24/87   $    250  $     -
  1,430 Shares      Homeland Holding Corp., Common Stock(b)                                08/10/90        440        -
  1,506 Warrants    Homeland Holding Corp., Common Stock
                    Purchase Warrants (b)                                                  08/10/90          -        -
                      $5,000 15.5% Subordinated Notes
                      Purchased 11/24/87                    $5,000
                      Sold 09/15/88                         $5,075
                      Realized Gain                         $   75
                      185,048 Shares Common Stock
                      Purchased 8/10/90                     $  440
                      Exchanged 10/2/96
                      1,430 Shares Common Stock             $  440
                      1,506 Common Stock Purchase Warrants  $    0
                      Realized Gain                         $    0
                      Total Realized Gain                   $   75

                                                                                                      ------------------------------
                                                                                                           690        -         0.00
                                                                                                      ------------------------------

                    TLC BEATRICE INTERNATIONAL HOLDINGS, INC.
25,500 Shares       TLC Beatrice Int'l Holdings., Inc., Common Stock(b)                    11/30/87         26       26
                      $8,500 13% Subordinated Notes
                      Purchased 11/30/87                 $  8,500
                      Sold 08/18/88                      $  8,500                                     ------------------------------
                      Realized Gain                      $      0                                           26       26         0.05
                                                                                                      ------------------------------


                    MAGELLAN HEALTH SERVICES, INC. - Note 9
                    (formerly CHARTER MEDICAL CORPORATION)
40,000 Warrants     Magellan Health Services, Inc., Common Stock Purchase Warrants(b)      09/01/88          4        -
                      $5,000 14% Subordinated Notes
                      Purchased 09/01/88                 $  5,000
                      Sold 12/05/88                      $  5,000                                     ------------------------------
                      Realized Gain                      $      0                                            4        -         0.00
                                                                                                      ------------------------------


                    TOTAL INVESTMENT IN NON-MANAGED COMPANIES                                              720       26         0.05
                                                                                                      ==============================
                    SUMMARY OF MEZZANINE INVESTMENTS

                    Preferred Stock                                                                     24,000    3,000         5.62
                    Common Stock and Warrants                                                           30,200   32,253        60.42
                                                                                                      ------------------------------
                    TOTAL MEZZANINE INVESTMENTS                                                       $ 54,200  $35,253        66.04
                                                                                                      ==============================


See the Accompanying Notes to Financial Statements.

                                                ML-LEE ACQUISITION FUND, L.P.
                                             SCHEDULE OF PORTFOLIO INVESTMENTS
                                                       DECEMBER 31, 1997
                                                    (DOLLARS IN THOUSANDS)
                                                          (CONTINUED)

                                                                                                                 Fair       % Of
                                                                                    Investment      Investment  Value       Total
Shares/Warrants     Investment                                                         Date           Cost(f)   (Note 2) Investments
                    TEMPORARY INVESTMENTS

                    COMMERCIAL PAPER

$ 10,000            American General Corp., 5.81% due 1/12/98                         12/04/97        $  9,937  $ 9,982        18.70
$  7,262            Clipper Receivable 5.97% due 1/02/98                              12/18/97           7,244    7,261        13.60
$    882            Ford Motor Credit Corp., 6.15% due 1/02/98                        12/24/97             881      882         1.66
                                                                                                      ------------------------------
                    TOTAL INVESTMENT IN COMMERCIAL PAPER                                                18,062   18,125        33.96
                                                                                                      ------------------------------
                    TOTAL TEMPORARY INVESTMENTS                                                         18,062   18,125        33.96
                                                                                                      ------------------------------
                    TOTAL INVESTMENT PORTFOLIO                                                        $ 72,262  $53,378       100.00
                                                                                                      ==============================



(a)  Represents investments in Affiliates as defined in the Investment Company Act of 1940.
(b)  Restricted non-income producing security.
(c)  Issuers of which the Fund, as of December 31, 1997,  owned more than 25% of the voting securities and which therefore were presumed to be controlled by the Fund under the Investment Company Act of 1940 as of such date.
(d)  Represents original cost and excludes accretion of discount of $64 for Temporary Investments.
(e)  Non-accrual investment status.
(f)  Inclusive of receipt of payment-in-kind securities.
(g)  Publicly traded class of securities.
(h)  Percentages of Common Equity have not been audited by Price Waterhouse LLP.

See the Accompanying Notes to Financial Statements.

                          ML-LEE ACQUISITION FUND, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997


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

     The Fund will terminate June 15, 1998, subject to the right of the Individual General Partners to extend the term for up to one additional two-year period and one additional one-year period if such extension is in the best interest of the Fund. Following such time periods the Fund will have five additional years to liquidate its remaining investments. At the meeting held on February 12, 1998, the Individual General Partners indicated that it was likely they would elect to extend the term of the Fund for an additional two-year period. The Individual General Partners expressed their intention to vote on the matter at their meeting scheduled for June 5, 1998.

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

     The information presented herein is based on pertinent information available to the Managing General Partner and Investment Adviser as of December 31, 1997. Although the Managing General Partner and Investment Adviser are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time and, especially in light of the fact that the portfolio investments of companies whose equity is publicly traded are valued at the last price available at December 31, 1997, the current estimated fair value of these investments may have changed significantly since that point in time.

Interest Receivable on Investments

     Investments generally will be placed on non-accrual status in the event of a default (after applicable grace period expires) or if the Investment Adviser and the Managing General Partner determine that there is no reasonable assurance of collecting interest.

Payment-In-Kind Securities

     All payment-in-kind securities received in lieu of cash interest payments by the Fund's portfolio companies are recorded at face value (which approximates accrued interest), unless the Investment Adviser and the Managing General Partner determine that there is no reasonable assurance of collecting the full principal amounts of such securities. As of December 31, 1996, the Fund had in its portfolio of investments $1.1 million of payment-in-kind debt securities. As of December 31, 1997 and December 31, 1996, the Fund had in its portfolio of investments $3.7 million and $6.5 million, respectively of payment-in-kind equity securities.

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

Partners' Capital

     Partners' Capital represents the Fund's equity divided in proportion to the Partners' Capital Contributions. Profits and losses, when realized, are allocated in accordance with the provisions of the Partnership Agreement summarized in Note 3.

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

4.  Leverage

     The Fund entered into an amended credit agreement, dated as of August 13, 1991 (the "Credit Facilities"), with a lending group led by the First National Bank of Chicago ("First Chicago"), which provided the Fund with a maximum credit facility of $140 million. The Credit Facilities consisted of a $100 million term loan and a $40 million secured revolving credit line. In October of 1993, the Fund amended the credit agreement enabling it to make prepayments of the term loan at any time and without any corresponding reduction to the revolving line of credit. As a result of paydowns of the term loan the Fund's outstanding balance was paid in full as of March 29, 1994. Additionally, the Credit Facilities were reduced to $7.5 million, all of which is available at December 31, 1997. The Credit Facilities will mature on July 31, 1998. In connection with the Credit Facilities, the Fund has pledged its remaining debt and equity portfolio securities to its lenders.

     In connection with the Credit Facilities, the Fund incurred the following loan fees:

     Nonrecurring loan advisory and loan facility fees of $4,441,580, paid to First Chicago in 1991 in connection with the creation of the credit facility, which are being amortized over the life of the credit facility. The amount expensed for the year ended December 31, 1997 was $637,505.

     An annual Loan Administration Fee of $25,000 for the administration of the credit facility. The amount expensed for the year ended December 31, 1997 was $24,932.

     An Unused Commitment Fee of 1/2 of 1% per annum of the unused line of credit. The amount expensed for the year ended December 31, 1997 was $37,812.

     For the years ended December 31, 1997, 1996 and 1995, the Fund incurred $700,249, $701,021 and $738,029, respectively, in total loan fees.

5.   Investment Advisory Fee

     The Investment Adviser provides for the identification, management and liquidation of investments for the Fund. As compensation for services rendered to the Fund, the Investment Adviser receives a quarterly fee at the annual rate of 1% of assets under management (net offering proceeds, reduced by cumulative capital reductions, plus outstanding bank borrowing as specified in the Fund's Partnership Agreement), with a minimum annual fee of $1.2 million. The Investment Advisory Fee is calculated and paid quarterly, in advance. For the years ended December 31, 1997, 1996 and 1995, the Fund paid $1,193,717, $1,282,991 and $2,770,934, respectively, in Investment Advisory Fees to Thomas
H. Lee Advisors I.

6.  Fund Administration Fee and Expenses

     ML Fund Administrators Inc. (the "Fund Administrator") (an affiliate of the Managing General Partner) performs the operational and administrative services necessary for the management of the Fund. Beginning October 19, 1995, the Fund Administration Fee is calculated at an annual fee of $300,000 plus out-of-pocket expenses incurred by the Fund Administrator, as described below. The Fund Administration Fee is paid quarterly, in advance. For the years ended December 31, 1997, 1996, and 1995, the Fund paid $300,000, $299,335 and $1,330,212, respectively, in Fund Administration Fees.

     Beginning October 19, 1995, in accordance with the Partnership Agreement, the Fund Administrator is being reimbursed by the Fund for 100% of administrative expenses incurred. Actual out-of-pocket expenses ("reimbursable expenses") primarily consist of printing, audits, tax preparation and custodian fees. Total out-of-pocket expenses incurred by the Fund for the year ended December 31, 1997, 1996 and 1995 were $519,134, $414,544 and $171,950 respectively.

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

     For the years ended December 31, 1997, 1996 and 1995, the Fund incurred $227,171, $207,827 and $303,527, respectively, in Independent General Partners' Fees and Expenses.

8.   Investment Transactions

     During February 1997, the Fund sold 31,515 shares of Stanley Furniture ("Stanley") for $24 per share. The Fund received total proceeds of $756,335 and recognized a gain of $361,480.

     On June 27, 1997, the Fund along with affiliates of the Thomas H. Lee Company entered into a Stock Purchase Agreement (the "Agreement") with Stanley. Pursuant to the Agreement, Stanley purchased an aggregate 750,000 shares of Stanley Common Stock from the Selling Stockholders for $20 per share. In connection with the sale, the Fund sold 727,344 shares and received proceeds of $14,546,880. The Fund recognized a gain of $5,433,911 on this transaction.

     On August 27, 1997, the Fund together with certain other stockholders including affiliates of Thomas H. Lee Company (the "Selling Stockholders"), entered into a Stock Purchase Agreement pursuant to which the Selling Stockholders agreed to sell all of the issued and outstanding Common Stock of Alliance to an unrelated third party for approximately $7.8 million or $7.78 per share (the "Transaction"). In addition, immediately prior to the consummation of the Transaction, Alliance redeemed all of the outstanding shares of the Company's Preferred Stock, and paid accrued but unpaid dividends with respect thereto. Also, Alliance's outstanding indebtedness was repaid in full, including accrued and unpaid interest. The Transaction was completed on October 3, 1997.

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

     On November 11, 1997, Stanley announced the repurchase of a total of 413,201 shares of Common Stock from the Fund and Affiliates of the Thomas H. Lee Co. for $25 per share. As a result, the Fund sold a total of 400,718 shares and received proceeds of $10 million or $20.34 per Unit, which were distributed to Limited Partners of record as of November 11, 1997.

     Pursuant to Rule 144 under the Securities Act of 1933, the Fund sold its 435,895 shares of Walter Industries Inc. Common Stock during the fourth quarter of 1997. The Fund received total proceeds of $8,964,717 and realized a gain of $88,188.

     Because  the Fund  originally  invested  in  high-yield  private  placement securities, the risk of loss upon default by an issuer is greater than with investment grade securities because high-yield securities are generally unsecured and are often subordinated to other creditors of the issuer. Also, high-yield issuers usually have higher levels of indebtedness and are more sensitive to adverse economic conditions.

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

9.   Unrealized Appreciation and Depreciation of Investments

     For information please refer to the Supplemental Schedule of Unrealized Appreciation and Depreciation (Schedule 2).

10.  Non-Accrual of Investments

     In accordance with the Fund's Accounting Policy, the following securities have been on non-accrual status since the date indicated:

         -  BeefAmerica, Inc. on July 1, 1990
         -  Chadwick Miller on July 1, 1993

11. Litigation

     On October 18, 1991, one Limited Partner of the Fund commenced a class action in the Supreme Court of the State of New York in the County of New York, on behalf of a class of all Limited Partners of record during 1990 or their successors in interest (the "Class"), against the Fund's Managing General Partner, ("MGP"), Individual General Partners, Investment Adviser and certain of their affiliates. The complaint alleged that the defendants breached the Fund's Partnership Agreement in 1990 by causing the Fund to pay $7,554,855 in incentive compensation to the MGP with respect to that year and sought monetary damages in the amount of $7,554,855, together with interest, and other relief. After trial, the Court found that the MGP Distributions for the fourth quarter of 1989 through the fourth quarter of 1990 were paid in violation of the Partnership Agreement and as a result, held the General Partners liable for repayment to the plaintiff class of $6,627,752 of excessive distributions, plus interest. The Court's decision dismissed Merrill Lynch & Co., Inc. and MLPF&S because they were not parties to the Partnership Agreement. On June 13, 1996, the Court amended its decision, dismissing ML Mezzanine, Inc., the corporate general partner of the Fund's MGP because it was not a party to the Partnership Agreement. On July 25, 1996, judgment was entered against remaining Defendants in the amount of $10,399,505. The remaining Defendants filed a Notice of Appeal on October 4, 1996. The appeal was fully briefed, and submitted to the Court for decision. Thereafter, the parties agreed to settle this action with certain of the remaining defendants paying $8 million to the Class. On June 25, 1997, the Court preliminarily approved the settlement, ordered notice to be mailed to the Class, and scheduled a final hearing to approve the settlement and plantiffs' counsel's application for attorney's fees, for September 15, 1997. On September 15, 1997, the Court held a final hearing, at which it approved the settlement and signed a Final Order dismissing the action, which released the class' claims against the defendants. The Fund paid litigation expenses to the indemnified parties based upon amounts which are deemed reimbursable in accordance with the indemnification provisions of the Partnership Agreement and included these amounts in Legal and Professional Fees.

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

     On August 2, 1996, an action was commenced against General Nutrition Companies, Inc. ("GNC"), its officers, directors and certain of its former shareholders, including the Fund, in the United States District Court for the Western District of Pennsylvania. Plaintiffs assert that GNC is liable for violations of Sections 11 and 12(a)(2) of the Securities Act of 1933 and Section 1-501(a) of the Pennsylvania Securities Act, arising out of allegedly false and misleading statements in the prospectus and registration statement for the February 7, 1996 public offering of GNC common stock, and for violations of
Section 10 (b) of the Securities Exchange Act of 1934 and negligent misrepresentation arising out of allegedly false and misleading public statements during the period from the public offering through May 28, 1996. Plaintiffs also allege that certain officers, directors and shareholders of GNC, including the Fund, as well as the underwriters for the public offering, are liable for certain of such violations of the federal and state securities laws and/or control person liability in connection therewith, and negligent misrepresentation. Plaintiffs seek certification of the action as a class action purportedly on behalf of all persons, other than defendants, who purchased shares of GNC common stock during the proposed class action period from February 7, 1996 through May 28, 1996. After the defendants filed a motion to dismiss the action in its entirety, the plaintiffs filed an amended complaint. The defendants thereafter filed a motion to dismiss the amended complaint in its entirety, which motion has been fully briefed and is awaiting action by the Court. The defendants in this action believe that the claims against them are without merit. In the opinion of legal counsel, the outcome of this case is not determinable at this time.

12.  Related  Party Transactions

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

     During 1997, the Managing General Partner received cash distributions in the amount of $520,156 representing its 1% in the Fund.

13.  Reserves

     In February 1993, the Fund established a $15 million reserve to provide funds for follow-on investments and to pay expenses. As of December 31, 1997, the reserve balance was reduced to approximately $2.6 million due to follow-on investments in CMI Holding Corp., Diet Center Inc., Duro-Test Corporation, Signature Brands and Petco. Additionally, $1.4 million of the reserve has been returned to partners, $2.9 million was paid to First Chicago to pay down the Fund's loan and approximately $300,000 has been used to fund quarterly expenses. On February 12, 1998, the Independent General Partners approved an additional reserve of $1.65 million for Fund expenses. This reserve was established from the proceeds received from the sale of Stanley Furniture in January 1998 to fund anticipated cash shortfalls in the future.

14. Income Taxes (Statement of Financial Accounting Standards No. 109)

     No provision for income taxes has been made because all income and losses are allocated to the Fund's partners for inclusion in their respective tax returns.

     Pursuant to the Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes, the Fund is required to disclose any difference in the tax basis of the Fund's assets and liabilities versus the amounts reported in the financial statements. As of December 31, 1997, the tax basis of the Fund's assets are greater than the amounts reported in the financial statements by $4.9 million. This difference is primarily attributable to unrealized appreciation and depreciation recorded on investments which has not been recognized for tax purposes.

15.  Subsequent Events

     On January 8, 1998, the Individual General Partners approved the fourth quarter 1997 cash distribution totaling $18,775,734, which consisted of Net Distributable Capital Proceeds, after Fund expenses (of which $13,546,897 was return of capital from the sale of Stanley Furniture and Walter Industries Common Stock) during the quarter ending December 31, 1997. The total amount distributed to Limited Partners was $18,587,955, or $38.13 per Unit. The
Managing General Partner received $187,779 in proportion to its 1% interest in the Fund. The distributions were made on January 21, 1998.

     On January 6, 1998 the Fund and affiliates of the Thomas H Lee Company including ML-Lee Acquisition Fund II, L.P. and ML-Lee Acquisition Fund (Retirement Accounts) II, L.P., (the "Lee Affiliates", and together with the Fund, the ("Selling Stockholders") sold their remaining holdings of common stock in Stanley. The common stock of each of the Selling Stockholders was sold pursuant to a Form S-3 Registration Statement, which was filed by Stanley on December 22, 1997 and declared effective by the Securities and Exchange Commission on December 23, 1997. In connection with the sale, the Fund sold its remaining 400,719 shares of common stock and received net proceeds of $10.8 million or $27 per share. On February 12, 1998, the Independent General Partners established a reserve of $1.65 million from these proceeds to pay future expenses of the Fund. Net Distributable Capital Proceeds from the sale, as defined in the Partnership Agreement, of $9.2 million or $18.63 per Unit will be distributed to Limited Partners of record as of January 6, 1998.

     On February 28, 1998, Signature Brands USA and Sunbeam Corporation ("Sunbeam") executed a definitive merger agreement whereby Sunbeam will acquire all the outstanding shares of Signature Brands USA Common Stock for approximately $250 million ($8.25 per share) by means of a tender offer (the "Tender Offer"), and assume all the debt of Signature Brands USA. Pursuant to the Tender Offer, which was executed on March 6, 1998, the Fund tendered all its shares of Signature Brands USA Common Stock and expects to receive proceeds of approximately $13 million. The Fund estimates that the maximum net Distributable Capital Proceeds per Unit will be $26.19. Any distribution of these net Distributable Capital Proceeds after the payment of expenses and the establishment of reserves, as provided for in the Fund's Partnership Agreement, will be distributed to the Fund's Limited Partners of record as of the date of the expiration of this Tender Offer, which is scheduled to be on April 2, 1998, unless the Tender Offer is extended.

     On March 3, 1998, the Fund sold its remaining investment in BeefAmerica, consisting of 14,000 shares Sr. Preferred Stock and 10,000 shares Jr. Preferred Stock (the "Securities"), for $1 million to Lajara II LLC, a limited Liability Company owned by the Management of BeefAmerica Operating Company. The proceeds consist of a $1 million Promissory Note payable to the Fund on or before May 2, 1998. The Securities have been pledged to secure the obligation of Lajara II, LLC under the Promissory Note. The Fund will recognize a loss of $23 million.


                                   SCHEDULE 1
                          ML-LEE ACQUISITION FUND, L.P.
                SUPPLEMENTARY SCHEDULE OF REALIZED GAINS (LOSSES)
                      FOR THE YEAR ENDED DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)


                                                Number Of      Investment
SECURITY                                   Shares/Principal         Cost    Net Proceeds   Realized Gain
                                           ---------------  ------------   -------------   -------------


Stanley Furniture Company Inc.
    Common Stock                                  31,515   $         395   $         756   $         361

Stanley Furniture Company Inc.
    Common Stock                                 727,344           9,113          14,547           5,434

Stanley Furniture Company Inc.
    Common Stock                                 400,718           5,021          10,019           4,998

Walter Industries Inc.
    Common Stock                                 435,895           8,877           8,965              88
                                                           -------------   -------------   -------------

TOTAL REALIZED GAINS                                       $      23,406   $      34,287   $      10,881
                                                           =============   =============   =============


     See Notes to Financial Statements.

                                   SCHEDULE 2
                          ML-LEE ACQUISITION FUND, L.P.
       SUPPLEMENTARY SCHEDULE OF UNREALIZED APPRECIATION AND DEPRECIATION
                     FOR THE PERIOD ENDED DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)
                                                               Total Unrealized
                                                                 Appreciation
                                                                (Depreciation)
                                                                      at
                                         Investment      Fair    December 31,                                                1993
SECURITY                                       Cost      Value       1997        1997       1996       1995       1994    and prior
---------------------------------------   ---------  ---------    ---------  ---------   --------   --------   -------    ---------
PUBLICLY TRADED SECURITIES

Signature Brands USA
  Common Stock*                           $   4,552  $   6,643    $   2,091  $  (1,758)  $   2,735   $   293   $ (5,291)  $   6,112

Playtex
  Common Stock*                               3,255     14,414       11,159      3,166         701       528    (10,319)     17,083

Stanley Furniture
  Common Stock*                               5,021     11,170        6,149     (5,315)     23,580    (5,351)    (9,030)      2,265
                                                                  ---------  ---------   ----------  --------  ---------   --------
TOTAL UNREALIZED APPRECIATION
  (DEPRECIATION) FROM PUBLICLY
  TRADED SECURITIES                                               $  19,399  $  (3,907)  $  27,016   $(4,530)  $(24,640)  $  25,460
                                                                  ---------  ---------   ---------   -------   --------   ---------

NONPUBLIC SECURITIES:

BeefAmerica Incorporated
  Jr. and Sr.Preferred Stock              $  24,000  $   3,000    $ (21,000) $  (7,000)  $ (14,000)  $    --   $     --   $      --
  Other Securities**                           --           --           --         --      90,978        --         --     (90,978)

Chadwick-Miller, Inc.
  Common Stock Warrants*                      3,736         --       (3,736)        --      (1,929)       --         --      (1,807)
  Preferred Stock Warrants*                  12,916         --      (12,916)        --     (12,916)       --         --          --

Magellan Health Service
  Common Stock Warrants*                          4         --           (4)        --          --        --         --          (4)

SWO Holdings Corporation
  Common Stock*                                 690         --         (690)        --      (1,035)       --         --         345
                                                                  ---------   --------   ---------   -------   --------   ---------
TOTAL UNREALIZED APPRECIATION
  (DEPRECIATION) FROM
  NONPUBLIC SECURITIES                                            $ (38,346) $  (7,000)  $  61,098   $    --   $     --   $ (92,444)
                                                                  ---------    -------   ---------   -------   --------   ---------

Reversal of Unrealized Depreciation
  for Investments Sold in 1997:

Celebrity
  Common Stock                            $    --    $      --      $    --    $    54   $      30   $    65   $     47    $   (196)

Walter Industries
  Common Stock                                 --           --           --      2,720         436     2,947         --      (6,103)

Reversal of Unrealized Appreciation/
  (Depreciation)for Investments
   Sold prior to 1997:                         --           --           --         --    (111,898)   11,439     33,864      66,595
                                                                    -------    -------   ---------   -------   --------   ---------

Total Unrealized Appreciation/
  (Depreciation)for Investments Sold:                             $    --    $   2,774   $(111,432)  $14,451   $ 33,911   $  60,296
                                                                  ---------    -------   ---------   -------   --------   ---------

 Net Unrealized Appreciation/(Depreciation)                       $ (18,947) $  (8,133)  $ (23,318)  $ 9,921   $  9,271   $  (6,688)
                                                                  =========    =======   =========   =======   ========   =========



*  Restricted Security
** Includes Debt and Equity Securities previously exchanged.

See Notes to Financial Statements.

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

99         Pages 15 through 57 of Prospectus        Incorporated by reference to Exhibit 99
           dated August 12, 1987, filed pursuant    to Registrant's
           to Rule424(b) under the Securities       Annual Report on Form 10-K
           Act of 1933.                             year ended December 31, 1987.



27         Financial Data Schedule for the year     Filed Herewith.
           ended December 31, 1997.

(b)      - Registrant Filed Forms 8-K with respect to the following:

               NONE


                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of March 1998.


                                        ML-LEE ACQUISITION FUND, L.P.

                                        By:      Mezzanine Investments, L.P.
                                                 Managing General Partner

                                        By:      ML Mezzanine Inc.
                                                 its General Partner




                                        /s/ Kevin K. Albert
                                        --------------------------------
Dated:  March 27, 1998                  Kevin K. Albert
                                        President, ML Mezzanine Inc.
                                        General Partner of Mezzanine
                                        Investments, L.P., the Managing
                                        General Partner

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 27th day of March, 1998.


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

/s/ Stanley H. Feldberg             Individual General Partner
Stanley H. Feldberg                 ML-Lee Acquisition Fund, L.P.


/s/ Thomas H. Lee                   Individual General Partner
Thomas H. Lee                       ML-Lee Acquisition Fund, L.P.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of March 1998.


                                          ML-LEE ACQUISITION FUND, L.P.

                                          By:      Mezzanine Investments, L.P.
                                                   Managing General Partner

                                          By:      ML Mezzanine Inc.
                                                   its General Partner





Dated:  March 27, 1998                    --------------------------------
                                          Kevin K. Albert
                                          President, ML Mezzanine Inc.
                                          General Partner of Mezzanine
                                          Investments, L.P., the Managing
                                          General Partner

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 27th day of March, 1998.


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