Form 10-Q
period 1998-03-31
ML LEE ACQUISITION FUND L P
filed 1998-05-14
CIK 813343

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1998

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

                          ML-LEE ACQUISITION FUND, L.P.

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

Statements of Assets, Liabilities and Partners' Capital as of March 31, 1998 and December 31, 1997

Statements of Operations - For the Three Months Ended
  March 31, 1998 and 1997

Statements of Changes in Net Assets - For the Three Months Ended
  March 31, 1998 and 1997

Statements of Cash Flows - For the Three Months Ended
  March 31, 1998 and 1997

Statement of Changes in Partners' Capital - March 31, 1998

Schedule of Portfolio Investments - March 31, 1998

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

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Item 6.  Exhibits and Reports on Form 8-K

                          ML-LEE ACQUISITION FUND, L.P.
             STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
                             (DOLLARS IN THOUSANDS)


                                                                                 March 31, 1998         December 31, 1997
                                                                                 --------------         -----------------

ASSETS:
Investments - Notes 2, 8, 9
Portfolio Investments at fair value
    Managed Companies (cost $24,459 at March 31,
         1998 and $53,480 at December 31, 1997)                                 $        33,588           $        35,227
    Non-Managed Companies (cost $720 at March 31,
         1998 at December 31, 1997)                                                          36                        26
    Temporary Investments, at amortized cost (cost $13,626 at
         March 31, 1998 and $4,040 at December 31, 1997)                                 13,654                    18,125
Cash                                                                                          5                         1
Prepaid Loan Fees - Notes 2, 4                                                              221                       384
Prepaid Expenses                                                                              4                         6
Receivable for Investment Sold                                                            1,075                     3,926
                                                                                ---------------           ---------------
TOTAL ASSETS                                                                    $        48,583           $        57,695
                                                                                ===============           ===============

LIABILITIES AND PARTNERS' CAPITAL:

Liabilities
    Legal and Professional Fees Payable                                         $            81           $           110
    Reimbursable Administrative Expenses Payable                                            133                       116
    Independent General Partner Expenses Payable                                             29                        23
                                                                                ---------------           ---------------
Total Liabilities                                                                           243                       249
                                                                                ---------------           ---------------
Partners' Capital - Note 2
    Managing General Partner                                                                827                       918
    Limited Partners (487,489 Units)                                                     47,513                    56,528
                                                                                ---------------           ---------------
Total Partners' Capital                                                                  48,340                    57,446
                                                                                ---------------           ---------------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                                         $        48,583           $        57,695
                                                                                ===============           ===============


                            See the Accompanying Notes to Financial Statements.

                          ML-LEE ACQUISITION FUND, L.P.
                            STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                 For the Three Months Ended
                                                                                ------------       --------------
                                                                                March 31,1998      March 31, 1997
                                                                                ------------       --------------
INVESTMENT INCOME - Notes 2, 8, 10:
Interest                                                                        $          6         $        295
Discount                                                                                 196                   47
Dividend & Other Income                                                                    1                    6
                                                                                ------------         ------------
    TOTAL INCOME                                                                         203                  348
                                                                                ------------         ------------
EXPENSES:
Investment Advisory Fee - Note 5                                                         300                  297
Fund Administration Fee - Note 6                                                          75                   75
Loan Fees - Notes 2, 4                                                                   173                  172
Independent General Partners' Fees and Expenses - Note 7                                  40                   53
Legal and Professional Fees                                                               --                  232
Reimbursable Administrative Expenses - Note 6                                            133                   70
Insurance Expense                                                                          2                    2
                                                                                ------------         ------------
    TOTAL EXPENSES                                                                       723                  901
                                                                                ------------         ------------
NET INVESTMENT LOSS                                                                     (520)                (553)
NET REALIZED GAIN (LOSS) ON INVESTMENTS -
     NOTE 8 AND SCHEDULE 1                                                           (17,202)                 361
NET CHANGE IN UNREALIZED APPRECIATION
     ON INVESTMENTS - NOTE 9 AND SCHEDULE 2
        Publicly Traded Securities                                                     6,392                  284
        Nonpublic Securities                                                          21,000                    0
                                                                                ------------         ------------
             Subtotal                                                                 27,392                  284
                                                                                ------------         ------------
NET INCREASE IN NET ASSETS
   RESULTING FROM OPERATIONS                                                    $      9,670         $         92
                                                                                ============         ============


See the Accompanying Notes to Financial Statements.


                                                     ML-LEE ACQUISITION FUND, L.P.
                                                  STATEMENTS OF CHANGES IN NET ASSETS
                                                         (DOLLARS IN THOUSANDS)
                                                             (UNAUDITED)

                                                                               For the Three Months Ended
                                                                              ------------    ------------
                                                                              March 31, 1998  March 31, 1997
                                                                              ------------    ------------
FROM OPERATIONS:

Net Investment Income (Loss)                                                  $       (520)   $       (553)

Net Realized Gain (Loss) on Investments                                            (17,201)            361

Net Change in Unrealized Appreciation (Depreciation) on Investments                 27,392             284
                                                                              ------------    ------------

Net Increase in Net Assets Resulting from Operations                                 9,670              92

Cash Distributions to Partners                                                     (18,776)           (650)
                                                                              ------------    ------------

Total Decrease                                                                      (9,106)           (558)

NET ASSETS:

Beginning of Period                                                                 57,446          97,388
                                                                              ------------    ------------

End of Period                                                                 $     48,340    $     96,830
                                                                              ============    ============




See the Accompanying Notes to Financial Statements.


                          ML-LEE ACQUISITION FUND, L.P.
                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                       For the Three Months Ended
                                                                                ------------           -------------
                                                                                March 31, 1998         March 31, 1997
                                                                                --------------         --------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
  Interest, Dividends and Discount Income                                       $        238             $        356
  Investment Advisory Fee                                                               (300)                    (297)
  Fund Administration Fee                                                                (75)                     (75)
  Legal and Professional Fees                                                            (28)                    (307)
  Loan Fees and Expenses                                                                 (10)                      (9)
  Independent General Partners' Fees and Expenses                                        (33)                     (34)
  (Purchase) Sale of Temporary Investments, Net                                        4,435                      358
  Reimbursable Administrative Expenses                                                  (117)                    (103)
  Proceeds from Sale of Portfolio Company Investments                                 14,670                      756
                                                                                ------------             ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                             18,780                      645
                                                                                ------------             ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash Distributions to Partners                                                     (18,776)                    (650)
                                                                                ------------             ------------
NET CASH APPLIED TO FINANCING ACTIVITIES                                             (18,776)                    (650)
                                                                                ------------             ------------
  Net Increase (Decrease) in Cash                                                          4                       (5)
  Cash at Beginning of Period                                                              1                       10
                                                                                ------------             ------------
CASH AT END OF PERIOD                                                           $          5             $          5
                                                                                ============             ============

               RECONCILIATION OF NET INVESTMENT INCOME (LOSS) TO
                    NET CASH PROVIDED BY OPERATING ACTIVITIES

Net Investment Income (Loss)                                                    $       (520)            $       (553)
                                                                                ------------             ------------
ADJUSTMENTS TO RECONCILE NET INVESTMENT INCOME (LOSS)
    TO NET CASH PROVIDED BY OPERATING ACTIVITIES
  Decrease in Investments                                                             33,456                      753
  Increase in Receivable for Investments Sold                                          2,851                       --
  Decrease in Accrued Interest,
     Dividend and Discount Receivables                                                    36                        8
  Decrease in Prepaid Expenses                                                           165                      166
  Increase in Independent General Partner Fees Payable                                     6                       19
  Increase (Decrease) in Reimbursable Administrative Expenses Payable                     17                      (33)
  Decrease in Legal and Professional Fees Payable                                        (29)                     (76)
  Net Realized Gain (Loss) on Investments                                            (17,202)                     361
                                                                                ------------             ------------
TOTAL ADJUSTMENTS                                                                     19,300                    1,198
                                                                                ------------             ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                       $     18,780             $        645
                                                                                ============             ============

See the Accompanying Notes to Financial Statements.

                          ML-LEE ACQUISITION FUND, L.P.
                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                              (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                Managing
                                                                                General          Limited
                                                                                Partner          Partners             Total
                                                                              ----------         ---------         ----------

For the Three Months Ended March 31, 1998
Partners' Capital at January 1, 1998                                           $     918         $  56,528         $   57,446
Allocation of Net Investment Loss                                                     (5)             (515)              (520)
Allocation of Net Realized Loss on Investments                                      (172)          (17,029)           (17,202)
Allocation of Net Change in Unrealized Appreciation                                  274            27,118             27,392
Cash Distributions to Partners                                                      (188)          (18,588)           (18,776)
                                                                               ---------         ---------         ----------
Partners' Capital at March 31, 1998                                            $     827         $  47,513         $   48,340
                                                                               =========         =========         ==========




See the Accompanying Notes to Financial Statements.

                                                     ML-LEE ACQUISITION FUND, L.P.
                                                   SCHEDULE OF PORTFOLIO INVESTMENTS
                                                           March 31, 1998
                                                       (DOLLARS IN THOUSANDS)


                                                                                                                   Fair         % Of
                                                                                         Investment Investment    Value        Total
Shares/Warrants     Investment                                                                 Date    Cost(f) (Note 2)  Investments
                    MEZZANINE INVESTMENTS
                    MANAGED COMPANIES

                    CHADWICK-MILLER, INC. - Notes 9,12
  15,406 Warrants   CMI Holding Corp., Preferred Stock Purchase Warrants (b)(e)            12/16/88   $ 12,916   $    -
  39,487 Warrants   CMI Holding Corp., Common Stock Purchase Warrants (b)(e)                Various      3,736        -
                      (7.5% of fully diluted common equity)
                      35,161 Shares Common Stock
                      Purchased  06/30/93                $    352
                      Sold  09/03/93                     $    352
                      Realized Gain                      $      0
                      $5,000 Senior Note
                      Purchased  12/16/88                $  5,000
                      Sold  11/23/94                     $  5,000
                      Realized  Gain                     $      0
                      189,996 Shares Preferred Stock
                      192,933 Shares Common Stock
                      100,000 Common Stock Warrants
                      Purchased Various                  $ 16,652
                      Exchanged July 15, 1996
                      15,406  Preferred Stock Warrants
                      39,487  Common Stock Warrants      $ 16,652
                      Realized Gain                      $      0                                     ------------------------------
                      Total Realized Gain                $      0                                       16,652        -         0.00
                                                                                                      -----------------------------

                    COLE NATIONAL CORPORATION (g)
5,563 Warrants      Cole National Corporation, Common Stock Purchase Warrants(b)           09/26/90          -        -
                      (0.0% of fully diluted common equity
                      assuming exercise of warrants)
                      $589 Senior Bridge Note
                      Purchased 09/25/90                 $    589
                      Sold 11/15/90                      $    589                                     ------------------------------
                      Realized Gain                      $      0                                            -        -         0.00
                                                                                                      ------------------------------
                    PLAYTEX PRODUCTS, INC. (a) - Notes 9, 14
1,406,204 Shares    Playtex Products, Inc., Common Stock(b)(g)                             12/28/88      3,255   20,742
                      (2.6%  of  fully  diluted  common equity)
                      $19,285 15% Subordinated  Notes
                      Purchased   12/28/88               $ 19,285
                      Sold 06/30/89                      $ 19,285
                      Realized  Gain                     $      0
                      3,214,000 Shares Preferred Stock
                      Purchased 12/28/88                 $  3,214
                      Sold 06/30/89                      $  3,214
                      Realized  Gain                     $      0
                      2,571,314 Shares Common Stock
                      Purchased  12/28/88                $  1,286
                      Sold 06/30/89                      $  1,286
                      Realized Gain                      $      0
                      $11,250 15% Subordinated Note
                      Purchased  12/28/88                $ 11,250
                      Sold 09/28/90                      $ 11,275
                      Realized Gain                      $     25
                      2,571,314 Shares Common Stock
                      Purchased  12/28/88                $  1,286
                      Sold 09/28/90                      $ 10,512
                      Realized  Gain                     $  9,226
                      347,209 Shares Common Stock
                      Purchased  12/28/88                $    174
                      Sold  12/20/91                     $  1,343
                      Realized Gain                      $  1,169
                      $71,251 15% Subordinated Notes
                      Purchased  12/28/88                $ 71,251
                      Sold 02/01/93                      $ 71,181
                      Realized Loss                      $    (70)                                    ------------------------------
                      Total Net Realized Gain            $ 10,350                                        3,255   20,742        43.87
                                                                                                      ------------------------------

              See the Accompanying Notes to Financial Statements.

                                                         ML-LEE ACQUISITION FUND, L.P.
                                                       SCHEDULE OF PORTFOLIO INVESTMENTS
                                                                March 31, 1998
                                                            (DOLLARS IN THOUSANDS)
                                                                  (CONTINUED)

                                                                                                                   Fair         % Of
                                                                                         Investment Investment    Value        Total
Shares/Warrants     Investment                                                                 Date    Cost(f) (Note 2)  Investments
                    SIGNATURE BRANDS USA, INC. (a) - Notes 8, 9,14
                    (formerly HEALTH O METER PRODUCTS, INC.)
952,500 Shares      Signature Brands USA, Inc., Common Stock (b)(g)                        04/28/88   $  1,270  $ 7,828
610,553 Shares      Signature Brands USA, Inc., Common Stock (b)(g)                        08/17/94      3,282    5,018
                      (14.7% of fully diluted common equity)
                      $16,000 14.50% Subordinated Note
                      Purchased 04/28/88                 $ 16,000
                      Sold 03/24/92                      $ 16,000
                      Realized Gain                      $      0
                      187,500 Shares of Common Stock
                      Purchased 04/28/88                 $    250
                      Sold 03/30/92                      $  2,441
                      Realized Gain                      $  2,191                                     ------------------------------
                      Total Realized Gain                $  2,191                                        4,552   12,846        27.17
                                                                                                      ------------------------------

                                                                                                      ------------------------------
                    TOTAL INVESTMENT IN MANAGED COMPANIES                                             $ 24,459  $33,588        71.04
                                                                                                      ==============================


                    NON-MANAGED COMPANIES

                    SWO HOLDINGS CORPORATION - Notes 9,14
250,000 Shares      SWO Holdings Corp., Common Stock(b)                                    11/24/87        250        -
  1,430 Shares      Homeland Holding Corp., Common Stock(b)(g)                             08/10/90        440       10
  1,506 Warrants    Homeland Holding Corp., Common Stock                                   08/10/90          -        -
                    Purchase Warrants (b)
                      $5,000 15.5% Subordinated Notes
                      Purchased 11/24/87                    $5,000
                      Sold 09/15/88                         $5,075
                      Realized Gain                         $   75
                      185,048 Shares Common Stock
                      Purchased 8/10/90                     $  440
                      Exchanged 10/2/96
                      1,430 Shares Common Stock             $  440
                      1,506 Common Stock Purchase Warrants  $    0
                      Realized Gain                         $    0
                      Total Realized Gain                   $   75

                                                                                                      ------------------------------
                                                                                                           690       10         0.02
                                                                                                      ------------------------------

                    TLC BEATRICE INTERNATIONAL HOLDINGS, INC. - Note 14
25,500 Shares       TLC Beatrice Int'l Holdings., Inc., Common Stock(b)                    11/30/87         26       26
                      $8,500 13% Subordinated Notes
                      Purchased 11/30/87                 $  8,500
                      Sold 08/18/88                      $  8,500                                     ------------------------------
                      Realized Gain                      $      0                                           26       26         0.06
                                                                                                      ------------------------------


                    MAGELLAN HEALTH SERVICES, INC. - Notes 9,14
                    (formerly CHARTER MEDICAL CORPORATION)
 2,067 Warrants     Magellan Health Services, Inc., Common Stock Purchase Warrants(b)      09/01/88          4        -
                      $5,000 14% Subordinated Notes
                      Purchased 09/01/88                 $  5,000
                      Sold 12/05/88                      $  5,000                                     ------------------------------
                      Realized Gain                      $      0                                            4        -         0.00
                                                                                                      ------------------------------


                    TOTAL INVESTMENT IN NON-MANAGED COMPANIES                                              720       36         0.08
                                                                                                      ==============================
                    SUMMARY OF MEZZANINE INVESTMENTS

                    Common Stock and Warrants                                                           25,179   33,624        71.12
                                                                                                      ------------------------------
                    TOTAL MEZZANINE INVESTMENTS                                                       $ 25,179  $33,624        71.12
                                                                                                      ==============================


See the Accompanying Notes to Financial Statements.

                                                ML-LEE ACQUISITION FUND, L.P.
                                             SCHEDULE OF PORTFOLIO INVESTMENTS
                                                       March 31, 1998
                                                    (DOLLARS IN THOUSANDS)
                                                          (CONTINUED)

                                                                                                                 Fair       % Of
                                                                                    Investment      Investment  Value       Total
Shares/Warrants     Investment                                                         Date           Cost(f)   (Note 2) Investments
                    TEMPORARY INVESTMENTS

                    COMMERCIAL PAPER

$  4,415            Ford Motor Credit Corp., 5.53% due 4/2/98                          3/18/98        $  4,404  $ 4,414         9.34
$  9,240            IBMC, 5.51% due 4/1/98                                             3/19/98           9,222    9,240        19.54
                                                                                                      ------------------------------
                    TOTAL INVESTMENT IN COMMERCIAL PAPER                                                13,626   13,654        28.88
                                                                                                      ------------------------------
                    TOTAL TEMPORARY INVESTMENTS                                                         13,626   13,654        28.88
                                                                                                      ------------------------------
                    TOTAL INVESTMENT PORTFOLIO                                                        $ 38,805  $47,278       100.00
                                                                                                      ==============================



(a)  Represents investments in Affiliates as defined in the Investment Company Act of 1940.
(b)  Restricted non-income producing security.
(c)  Issuers of which the Fund, as of December 31, 1997,  owned more than 25% of the voting securities and which therefore were presumed to be controlled by the Fund under the Investment Company Act of 1940 as of such date.
(d)  Represents original cost and excludes accretion of discount of $28 for Temporary Investments.
(e)  Non-accrual investment status.
(f)  Inclusive of receipt of payment-in-kind securities.
(g)  Publicly traded class of securities.


See the Accompanying Notes to Financial Statements.

                      ML-LEE ACQUISITION FUND, L.P.
                      NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 1998
                               (UNAUDITED)

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

     The term of the Fund will expire on June 15, 1998, subject to the right of the Individual General Partners to extend the term for up to one additional two-year period and one additional one-year period if such extension is in the best interest of the Fund. Following expiration of the term, the Fund will have five additional years to liquidate its remaining investments. At the meeting held on February 12, 1998, the Individual General Partners indicated that it was likely they would elect to extend the term of the Fund for an additional two-year period. At that meeting, the Individual General Partners expressed their intention to vote on the matter at their meeting scheduled for June 5, 1998.

     On April 15, 1998, Playtex Products Inc. filed a registration statement pursuant to which the Fund intends to sell all of its remaining interest in the Company. The Fund owns 1,406,204 shares of Playtex Products, Inc. Common Stock. If the Playtex Products, Inc. transaction is consummated prior to June 15, 1998, and/or the Individual General Partners are otherwise satisfied with the arrangements for disposition of the Fund's remaining assets, the Individual General Partners may elect not to extend the term of the Fund.

     Between March 31, 1998 and the expiration date of the term of the Fund, the Investment Adviser will continue to manage the Fund's remaining investments with a view towards maximizing value, whenever possible. In the event that the term of the Fund is not extended because the Playtex Products, Inc. transaction has been consummated and the Individual General Partners are otherwise satisfied with the arrangements for disposition of the Fund's remaining assets, the Management Agreement will not be amended as discussed in Note 5 and will expire according to its original terms.

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

     The information presented herein is based on pertinent information available to the Managing General Partner and Investment Adviser as of March 31, 1998. Although the Managing General Partner and Investment Adviser are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time and, especially in light of the fact that the portfolio investments of companies whose equity is publicly traded are valued at the last price available at March 31, 1998, the current estimated fair value of these investments may have changed significantly since that point in time.

Interest Receivable on Investments

     Investments generally will be placed on non-accrual status in the event of a default (after applicable grace period expires) or if the Investment Adviser and the Managing General Partner determine that there is no reasonable assurance of collecting interest. As of March 31, 1998, there are no portfolio investments generating interest income to the Fund.

Payment-In-Kind Securities

     All payment-in-kind securities received in lieu of cash interest payments by the Fund's portfolio companies are recorded at face value (which approximates accrued interest), unless the Investment Adviser and the Managing General Partner determine that there is no reasonable assurance of collecting the full principal amounts of such securities. As of March 31, 1998 and December 31, 1997, the Fund had in its portfolio of investments $3 million and $3.7 million, respectively of payment-in-kind equity securities.

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

     Nonrecurring loan advisory and loan facility fees of $4,441,580, paid to First Chicago in 1991 in connection with the creation of the credit facility, which are being amortized over the life of the credit facility. The amount expensed for the three months ended March 31, 1998 was $157,194.

     An annual Loan Administration Fee of $25,000 for the administration of the credit facility. The amount expensed for the three months ended March 31, 1998 was $6,164.

     An Unused Commitment Fee of 1/2 of 1% per annum of the unused line of credit. The amount expensed for the three months ended March 31, 1998 was $9,375.

     For the three months ended March 31, 1998 and 1997, the Fund incurred $172,733 and $172,629, respectively, in total loan fees.

5.  Investment Advisory Fee

     The Investment Adviser provides for the identification, management and liquidation of investments for the Fund. As compensation for services rendered to the Fund, the Investment Adviser receives a quarterly fee at the annual rate of $1.2 million. The Investment Advisory Fee is paid quarterly, in advance. For the three months ended March 31, 1998 and 1997, the Fund paid $300,000 and $296,691, respectively, in Investment Advisory Fees to Thomas H. Lee Advisors I.

     The Investment Adviser has discussed with the Managing General Partner and with the Independent General Partners the need for continued investment service during the liquidation of the Fund's investments and during any extension period currently being considered, and the level of appropriate management fee during any such extension. Following those discussions, the Investment Adviser and the Fund have agreed to amend the Management Agreement, reducing the management fee payable thereunder commencing July 1, 1998 to $250,000 per annum, payable quarterly in advance, plus all actual out-of-pocket expenses incurred by the Investment Adviser in connection with the Fund (other than compensation of employees of the Investment Adviser). Such out-of-pocket expenses would be for any third-party fees for consultation with counsel, accountants or other experts in connection with the Investment Adviser's duties to the Fund.

6.  Fund Administration Fees & Expenses

     ML Fund Administrators Inc. (the "Fund Administrator") (an affiliate of the Managing General Partner) performs the operational and administrative services necessary for the management of the Fund. Beginning October 19, 1995, the Fund Administration Fee is calculated at an annual fee of $300,000 plus out-of-pocket expenses incurred by the Fund Administrator, as described below. The Fund Administration Fee is paid quarterly, in advance. For the three months ended March 31, 1998 and 1997, the Fund paid $75,000, respectively, in Fund Administration Fees.

     In accordance with the Partnership Agreement, the Fund Administrator is being reimbursed by the Fund for 100% of administrative expenses incurred. Actual out-of-pocket expenses ("reimbursable expenses") primarily consist of printing, audits, tax preparation and custodian fees. For the three months ended March 31, 1998 and 1997, reimbursable expenses totalled $133,055 and $69,739, respectively.

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

     For the three months ended March 31, 1998 and 1997, the Fund incurred $39,532 and $52,945, respectively, in Independent General Partners' Fees and Expenses.

8.  Investment Transactions

     On January 6, 1998 the Fund and affiliates of the Thomas H. Lee Company (the "Lee Affiliates"), together with the Fund, the ("Selling Stockholders") sold their remaining holdings of common stock in Stanley. The common stock of each of the Selling Stockholders was sold pursuant to a Form S-3 Registration Statement, which was filed by Stanley on December 22, 1997 and declared effective by the Securities and Exchange Commission on December 23, 1997. In connection with the sale, the Fund sold its remaining 400,719 shares of common stock and received net proceeds of $10.8 million or $27 per share. On February 12, 1998, the Independent General Partners established a reserve of $1.65 million from these proceeds to pay future expenses of the Fund. Net Distributable Capital Proceeds from the sale, as defined in the Partnership Agreement, of $9.2 million or $18.63 per Unit were distributed to Limited Partners of record as of January 6, 1998.

     On March 3, 1998, the Fund sold its remaining investment in BeefAmerica, consisting of 14,000 shares Sr. Preferred Stock and 10,000 shares Jr. Preferred Stock (the "Securities"), for $1 million to Lajara II LLC, a limited Liability Company owned by the Management of BeefAmerica Operating Company. The proceeds consist of a $1 million Promissory Note payable to the Fund on or before May 2, 1998. The Securities have been pledged to secure the obligation of Lajara II, LLC under the Promissory Note. The Fund recognized a loss of $23 million.

     For the three months ended March 31, 1998, the proceeds from the sales of investments resulted in net realized losses of $17,201,622. For additional information, please refer to the Supplemental Schedule of Realized Gains and Losses - Schedule 1.

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

9.  Unrealized Appreciation and Depreciation of Investments

     For the three months ended March 31, 1998, the Fund recorded net unrealized appreciation of $27.4 million. As of March 31, 1998, the Fund's cumulative net unrealized appreciation on investments totalled $8.4 million.

    For additional information, please refer to the Supplemental Schedule of Unrealized Appreciation and Depreciation - Schedule 2.

10. Litigation

     On April 10, 1998, the parties to Seidel v. Thomas H. Lee, et al, No. 93-494 (JJF), a putative class action brought on behalf of limited partners of the Fund, filed with United States District Court for the District of Delaware, a Stipulation of Settlement preliminarily settling the action.

     The proposed settlement, which is subject to Court approval, provides for dismissal with prejudice of all claims against the Fund, the Fund's Investment Advisor and certain of its affiliates, the Fund's Managing General Partner and certain of its affiliates, and the Fund's Independent General Partners. Defendants, other than the Fund, have agreed to provide cash of $2.5 million and certain other considerations to settle the claims asserted in this action. Defendants continue to deny all liability in this action. On May 4, 1998, the Court granted preliminary approval to the Settlement and scheduled a final hearing to consider the Settlement for July 16, 1998.

11. Related Party Transactions

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

     In the first quarter of 1998, the Managing General Partner received cash distributions in the amount of $187,779 representing its 1% interest in the Fund.

12. Reserves

     In February 1993, the Fund established a $15 million reserve to provide funds for follow-on investments and to pay expenses. On February 12, 1998, the Independent General Partners approved an additional reserve of $1.65 million for Fund expenses. This reserve was established from the proceeds received from the sale of Stanley Furniture Common Stock in January 1998 to fund anticipated cash shortfalls in the future. As of March 31, 1998, the aggregate reserve balance has been reduced to approximately $4.1 million due to follow-on investments, pay downs of the Fund's loan, cash distributions to Limited Partners and payment of Fund expenses.

13. Income Taxes (Statement of Financial Accounting Standards No. 109)

     No provision for income taxes has been made because all income and losses are allocated to the Fund's partners for inclusion in their respective tax returns.

     Pursuant to the Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes, the Fund is required to disclose any difference in the tax basis of the Fund's assets and liabilities versus the amounts reported in the financial statements. As of March 31, 1998, the tax basis of the Fund's assets are greater than the amounts reported in the financial statements by $4.9 million. This difference is primarily attributable to unrealized appreciation and depreciation recorded on investments which has not been recognized for tax purposes.

14. Subsequent Events

     On February 28, 1998, Signature Brands USA and Sunbeam Corporation ("Sunbeam") executed a definitive merger agreement whereby Sunbeam acquired all the outstanding shares of Signature Brands USA Common Stock for approximately $250 million ($8.25 per share) by means of a tender offer (the "Tender Offer"), and assumed all the debt of Signature Brands USA. Pursuant to the Tender Offer, the Fund tendered all its shares of Signature Brands USA Common Stock and received proceeds of approximately $13 million. Net Distributable Capital Proceeds of $26.19 per Unit were distributed on April 23, 1998, to the Fund's Limited Partners of record as of April 2, 1998, the expiration date of this Tender Offer.

     On April 7, 1998, the Individual General Partners approved a cash distribution totaling $22,069,967. The distribution includes Net Distributable Capital Proceeds of $9,174,764, which includes Return of Capital of $5,020,650 from the sale of Stanley Furniture. A cash distribution to Limited Partners in the amount of $18.63 per Unit and a cash distribution to the Managing General Partner of $91,748 in proportion to its Capital Contribution, were distributed on April 23, 1998.

     On April 7, 1998, the Individual General Partners approved a cash distribution from the sale of Signature Brands USA on April 2, 1998, as to Net Distributable Capital Proceeds of $12,896,283, which includes Return of Capital of $4,551,722. A cash distribution to Limited Partners in the amount of $26.19 per Unit and a cash distribution to the Managing General Partner of $128,963 in proportion to its Capital Contribution, were distributed on April 23, 1998.

     On April 7, 1998, pursuant to Rule 144 of the Securities Act of 1993, the Fund sold 25,500 shares of TLC Beatrice International Holdings common stock for $1.3 million or $51.25 per share. The Fund will recognize a gain of $1.28 million on the sale, and net Distributable Capital Proceeds will be distributed to Limited Partners of record as of April 7, 1998.

     On April 15, 1998 Playtex filed a registration statement covering all shares of the common stock owned by the Fund, Fund II, the Retirement Fund and the Lee Affiliates pursuant to an underwritten public offering. Such offering is expected to be consummated during the second quarter of 1998; however, there can be no assurance that such offering will be consummated or that the selling stockholders, including the Fund, will be able to sell all of their remaining shares of Playtex common stock in such offering.

     On May 4, 1998, the Fund sold 2,067 common stock purchase warrants of Magellan Health Services for $5,168. Additionally, the Fund sold its investment of 1,430 shares of Homeland Holdings common stock and 1,506 Homeland Holdings common stock purchase warrants and received aggregate proceeds of $11,102. The Fund will recognize a loss from the sale of Homeland Holdings common stock of $429,689.

                                                   SCHEDULE 1
                                         ML-LEE ACQUISITION FUND, L.P.
                                SUPPLEMENTAL SCHEDULE OF REALIZED GAINS AND LOSSES
                                      FOR THE 3 MONTHS ENDED MARCH 31, 1998
                                             (DOLLARS IN THOUSANDS)
                                                  (UNAUDITED)



                                        Number of             Investment                            Realized
SECURITY                             Shares/Principal            Cost         Net Proceeds       Gain/(Loss)
------------------------------       -----------------       ------------     ------------       ------------


Stanley Furniture Company Inc.
    Common Stock                              400,719           $  5,021           $ 10,819           $   5,798


BeefAmerica Incorporated
  Jr. and Sr.Preferred Stock                   24,000             24,000              1,000             (23,000)
                                                                --------           --------           ---------

Total For the Three Months
 Ended March 31, 1998                                           $ 29,021           $ 11,819           $ (17,202)
                                                                ========           ========           =========




                                                                  SCHEDULE 2
                                                        ML-LEE ACQUISITION FUND, L.P.
                                       SUPPLEMENTAL SCHEDULE OF UNREALIZED APPRECIATION AND DEPRECIATION
                                                       FOR THE PERIOD ENDED MARCH 31, 1998
                                                            (DOLLARS IN THOUSANDS)
                                                                  (UNAUDITED)

                                                                         Unrealized
                                                                        Appreciation
                                                                       (Depreciation)      Total Unrealized       Total Unrealized
                                                                          For the           Appreciation            Appreciation
                                            Investment       Fair       Three Months      (Depreciation) at      (Depreciation) at
SECURITY                                       Cost          Value     March 31, 1998      December 31, 1997       March 31, 1998
----------------------------------------   -----------    -----------    -----------       -----------------     -----------------
PUBLICLY TRADED SECURITIES

Signature Brands USA
  Common Stock*                                  4,552         12,846    $     6,203            $     2,091           $     8,294

Playtex
  Common Stock*                                  3,255         20,742          6,328                 11,159           $    17,487

SWO Holdings Corporation
  SWO Holdings Common Stock*                       250             --             --                   (250)                 (250)
  Homeland Holdings Common Stock*                  440             10             10                   (440)                 (430)
                                                                         -----------            -----------           -----------

TOTAL UNREALIZED APPRECIATION
  FROM PUBLICLY TRADED SECURITIES                                        $    12,541            $    12,560           $    25,101
                                                                         -----------            -----------           -----------

NONPUBLIC SECURITIES:

Chadwick-Miller, Inc.
  Common Stock*                                  3,736           --               --                 (3,736)               (3,736)
  Preferred Stock                               12,916           --               --                (12,916)              (12,916)

Magellan Health Service
  Common Stock Warrants*                             4           --               --                     (4)                   (4)
                                                                         -----------            -----------           -----------

TOTAL UNREALIZED APPRECIATION
  (DEPRECIATION) FROM
  NONPUBLIC SECURITIES                                                   $        --            $   (16,656)          $   (16,656)
                                                                         -----------            -----------           -----------

Revearsal of Unrealized Appreciation
  (Depreciation) for Investments Sold

Stanley (1)
  Common Stock                                                           $    (6,149)           $     6,149           $      --

BeefAmerica Incorporated
  Jr. and Sr.Preferred Stock  (2)                                             21,000                (21,000)                 --
                                                                         -----------            -----------           -----------

Total Unrealized Appreciation/(Depreciation)
  for Investments Sold:                                                  $    14,851            $   (14,851)          $      --
                                                                         -----------            -----------           -----------

 Net Unrealized Appreciation (Depreciation)                              $    27,392            $   (18,947)          $     8,445
                                                                         ===========            ===========           ===========

*   Restricted Security.

(1)  Publiclty Traded Security
(2)  Non-public Security

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity & Capital Resources

     As of March 31, 1998, the Fund had a total of $25.2 million (at cost) invested in Mezzanine Investments. These investments were financed by net offering proceeds and debt financing. This represents a $29.0 million decrease versus the total invested in Mezzanine Investments at December 31, 1997 of $54.2 million. The decrease in investments is due to the sale in the first quarter of 1998 of Stanley Furniture and BeefAmerica, Inc. The Fund's remaining Mezzanine Investments consist of common stock and warrants in middle market companies typically issued in private placement transactions and are usually subject to restrictions on the transfer or sale of the security, thereby limiting their liquidity.

     On August 13, 1991, the Fund completed a refinancing of its credit agreement with a lending group led by The First National Bank of Chicago. The agreement provided the Fund with a maximum of $140 million, consisting of a $100 million term loan and a $40 million revolving credit line, both maturing on July 31, 1998 (the Credit Facility). As a result of paydowns of the term loan, the
Fund's outstanding term loan was paid in full as of March 29, 1994. Additionally, the Fund's remaining credit line was further amended to reduce the commitments thereunder to $7.5 million. As of March 31, 1998, the Fund had the entire $7.5 million credit line available.

     The term of the Fund will expire on June 15, 1998, subject to the right of the Individual General Partners to extend the term for up to one additional two-year period and one additional one-year period if such extension is in the best interest of the Fund. Following expiration of the term, the Fund will have five additional years to liquidate its remaining investments. At the meeting held on February 12, 1998, the Individual General Partners indicated that it was likely they would elect to extend the term of the Fund for an additional two-year period. At that meeting, the Individual General Partners expressed their intention to vote on the matter at their meeting scheduled for June 5, 1998.

     On April 15, 1998, Playtex Products Inc. filed a registration statement pursuant to which the Fund intends to sell all of its remaining interest in the Company. The Fund owns 1,406,204 shares of Playtex Products, Inc. Common Stock. If the Playtex Products, Inc. transaction is consummated prior to June 15, 1998, and/or the Individual General Partners are otherwise satisfied with the arrangements for disposition of the Fund's remaining assets, the Individual General Partners may elect not to extend the term of the Fund.

     Between March 31, 1998 and the expiration date of the term of the Fund, the Investment Adviser will continue to manage the Fund's remaining investments with a view towards maximizing value, whenever possible. In the event that the term of the Fund is not extended because the Playtex Products, Inc. transaction has been consummated and the Individual General Partners are otherwise satisfied with the arrangements for disposition of the Fund's remaining assets, the Management Agreement will not be amended as discussed in Note 5 and will expire according to its original terms.

     Because all of the Fund's debt investments have been sold or redeemed, income expected to be received by the Fund is not sufficient to cover the Fund's expenses. As a result, future cash distributions to Limited Partners will be mostly derived from capital proceeds and gains resulting from sales of securities. The amount and timing of asset sales are dependent on future market conditions and therefore are inherently unpredictable. Generally, the proceeds generated from the sale of the Fund's investments will be distributed to partners only after payment of obligations of the Fund, or for appropriate reserves. To fund the anticipated cash flow shortfall in the near future and to maintain adequate reserves for possible follow-on investments and expenses, the Fund reserved $15 million of the proceeds received from the Playtex notes sale in February, 1993. A portion of the reserve was used to make follow-on investments, along with distributions to partners and to pay down the First Chicago loan on January 6, 1994. As of the last meeting on February 12, 1998, the Independent General Partners had approved an additional reserve of $1.65 million which has been reserved from the proceeds received from the sale of Stanley Furniture in January 1998. This reserve has been established to fund anticipated cash shortfalls in the future. The Fund's aggregate reserve balance as of $4.1 million has been invested in temporary investments.

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

Results of Operations

Investment Income and Expenses

     For the three months ended March 31, 1998, the Fund had a net investment loss of $520,021 as compared to a net investment loss of $552,667 for the same period in 1997. The total investment income earned on investments for the three months ended March 31, 1998 was $203,395 of which all was earned from Temporary Investments. For the same period in 1997, total investment income earned on investments was $348,206 of which $300,998 was earned from Mezzanine Investments and $47,208 was earned from Temporary Investments.

     The major expense for the period consisted of Investment Advisory Fees, Fund Administration fees, Loan Fees and Reimbursable Administration Expenses.

     The Investment Adviser and Fund Administrator receive their compensation on a quarterly basis. Total Investment Advisory Fees paid to the Investment Adviser for the three months ended March 31, 1998 was $300,000 compared with $296,691 for the three months ended March 31, 1997. The fee is calculated at an annual rate of 1% of assets under management, subject to certain reductions as specified in the Fund's Partnership Agreement with a minimum annual payment of $1,200,000.

     The Investment Adviser has discussed with the Managing General Partner and with the Independent General Partners the need for continued investment service during the liquidation of the Fund's investments and during any extension period currently being considered, and the level of appropriate management fee during any such extension. Following those discussions, the Investment Adviser and the Fund have agreed to amend the Management Agreement, reducing the management fee payable thereunder commencing July 1, 1998 to $250,000 per annum, payable quarterly in advance, plus all actual out-of-pocket expenses incurred by the Investment Adviser in connection with the Fund (other than compensation of employees of the Investment Adviser). Such out-of-pocket expenses would be for any third-party fees for consultation with counsel, accountants or other experts in connection with the Investment Adviser's duties to the Fund.

     Beginning October 19, 1995, in accordance with Partnership Agreement, the Fund Administration Fee changed to an annual fee of $300,000 plus 100% of Reimbursable Administrative Expenses (accounting, printing, tax preparation and other administrative services) incurred by the Fund Administrator. For the three months ended March 31, 1998 and 1997, the Fund Administration Fee was $75,000. For the same period, Reimbursable Administration Expenses totalled $133,055 and $69,739, respectively.

     Loan fees consist of fees on the unused portion of the Fund's facility, loan administration fees, amortization of the loan advisory and facility fees and various miscellaneous fees attributable to the facility. Loan fees for the three months ended March 31, 1998 and 1997 totalled $172,733 and $172,629, respectively.

Net Assets

     The Fund's net assets decreased by $9,105,118 during the three months ended March 31, 1998, due to a net investment loss of $520,021, partialy offset by net realized losses of $17,201,622 and net unrealized appreciation of $27,392,260 and cash distributions of $18,775,735.

Unrealized Appreciation and Depreciation and Non-Accrual of Investments

     For the three months ended March 31, 1998, the Fund recorded net unrealized appreciation of $27,392,260 as compared to net unrealized appreciation of $284,027 for the same period in 1997. On March 31, 1998, the Fund's cumulative net unrealized appreciation on investments totalled $8,445,074.

     The Managing General Partner and Investment Adviser review the valuation of the Fund's portfolio investments that do not have a readily ascertainable market value on a quarterly basis with final approval from the Individual General Partners. Portfolio Investments are valued at original cost plus any deferred pay securities. Such investments will be revalued if there is an objective basis for doing so at a different price. Investments will be written down in value if the Managing General Partner and Investment Adviser believe adverse credit developments of a significant nature require a write-down of such securities. Investments will be written up in value only if there has been an arms'-length third party transaction to justify the increased valuation.

     As of March 31, 1998, approximately 43.6% of the Fund's investments are invested in private placement securities for which there are no ascertainable market values. Although the Managing General Partner and Investment Adviser use their best judgment in estimating the fair value of these investments, there are inherent limitations in any estimation technique. Therefore, the fair value estimates presented herein are not necessarily indicative of the amount which the Fund could realize in a current transaction.

     The information presented herein is based on pertinent information available to the Managing General Partner and Investment Adviser as of March 31, 1998. Although the Managing General Partner and Investment Adviser are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time; and the current estimated fair value of these investments may have changed significantly since that point in time.

     The Fund's valuation of the common stock of Signature Brands USA, Playtex and Homeland Holdings reflect their closing market price at March 31, 1998.

     The Signature Brands USA and Playtex securities held by the Fund are restricted securities under the Securities and Exchange Commission's Rule 144 and can only be sold under that rule, in a registered public offering, or pursuant to an exemption from the registration requirement. In addition, resale in some cases is restricted by lockup or other agreements. The Fund may be considered an affiliate of Signature Brands USA pursuant to Rule 144, under the securities act of 1933 and therefore, any resale of Signature Brands USAsecurities under Rule 144, is limited by the volume limitations in that rule. Accordingly, the values referred to in the financial statements for the Signature Brands USA and Playtex securities held by the Fund do not necessarily represent the prices at which these securities could currently be sold. See Note 14 of the Financial Statements.

     On February 28, 1998, Signature Brands USA and Sunbeam Corporation ("Sunbeam") executed a definitive merger agreement whereby Sunbeam acquired all the outstanding shares of Signature Brands USA Common Stock for approximately $250 million ($8.25 per share) by means of a tender offer (the "Tender Offer"), and assumed all the debt of Signature Brands USA. Pursuant to the Tender Offer, which was executed on March 6, 1998, the Fund tendered all its shares of Signature Brands USA Common Stock and received proceeds of approximately $13 million. Net Distributable Capital Proceeds of $26.19 per Unit were distributed on April 23, 1998, to the Fund's Limited Partners of record as of April 2, 1998, the expiration date of this Tender Offer.

    On April 15, 1998 Playtex filed a registration statement covering all shares of the common stock owned by the Fund, Fund II, the Retirement Fund and the Lee Affiliates pursuant to an underwritten public offering. Such offering is expected to be consummated during the second quarter of 1998; however, there can be no assurance that such offering will be consummated or that the selling stockholders, including the Fund, will be able to sell all of their remaining shares of Playtex common stock in such offering.

         As overall economic, market and business conditions improve, the sales and profit levels of some of the Fund's companies have increased, resulting in higher valuations for some of the Fund's equity investments.

     For additional information, please refer to the Supplemental Schedule of Unrealized Appreciation and Depreciation - Schedule 2.

Realized Gains and Losses

     The net realized loss on investments sold for the three months ended March 31, 1998 was $17,201,622 compared to a net realized gain of $361,480 for the same period in 1997.

    For additional information, please refer to the Supplemental Schedule of Realized Gains and Losses - Schedule 1.

Cash Distributions

     On April 7, 1998, the Individual General Partners approved a cash distribution totaling $22,069,967. The distribution includes Net Distributable Capital Proceeds of $9,174,764, which includes Return of Capital of $5,020,650 from the sale of Stanley Furniture. A cash distribution to Limited Partners in the amount of $18.63 per Unit and a cash distribution to the Managing General Partner of $91,748 in proportion to its Capital Contribution, were distributed on April 23, 1998.

    On April 7, 1998, the Individual General Partners approved a cash distribution from the sale of Signature Brands USA on April 2, 1998, as to Net Distributable Capital Proceeds of $12,896,283, which includes Return of Capital of $4,551,722. A cash distribution to Limited Partners in the amount of $26.19 per Unit and a cash distribution to the Managing General Partner of $128,963 in proportion to its Capital Contribution, were distributed on April 23, 1998.

     Because all of the Fund's debt holdings were previously sold or redeemed, remaining portfolio income expected to be received by the Fund is not sufficient to cover the Fund's expenses. As a result, any income received will be used to pay Fund expenses and may not be available for distribution. The majority of future cash distributions to Limited Partners will be derived from recovered capital from asset sales, and gains, if any, which are dependent upon future market conditions and therefore are inherently unpredictable. Cash distributions, therefore, are likely to vary significantly in amount and may not be made in every quarter.

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

Part II - Other Information

Item 1.   Legal Proceedings

     On April 10, 1998, the parties to Seidel v. Thomas H. Lee, et al, No. 93-494 (JJF), a putative class action brought on behalf of limited partners of the Fund, filed with United States District Court for the District of Delaware, a Stipulation of Settlement preliminarily settling the action.

     The proposed settlement, which is subject to Court approval, provides for dismissal with prejudice of all claims against the Fund, the Fund's Investment Advisor and certain of its affiliates, the Fund's Managing General Partner and certain of its affiliates, and the Fund's Independent General Partners. Defendants, other than the Fund, have agreed to provide cash of $2.5 million and certain other considerations to settle the claims asserted in this action. Defendants continue to deny all liability in this action. On May 4, 1998, the Court granted preliminary approval to the Settlement and scheduled a final hearing to consider the Settlement for July 16, 1998.

     Items 2 - 4 are herewith omitted as the response to all items is either none or not applicable.

Item 5. Other Information

     As of April 10, 1998, John W. Childs resigned as the President and Trustee of the Investment Adviser to the Fund. In addition, Mr. Childs transferred his Shares in the Investment Adviser to a limited liability company of which he is the sole member. At such time, David V. Harkins, formerly the Investment Adviser's Senior Vice President, was appointment as President. Mr. Harkins will remain a Trustee of the Investment Adviser. In addition, C. Hunter Boll, a Vice President of the Investment Adviser, was appointed as a trustee. At the same time, Mr. Childs also resigned his position of President of the Investment Adviser to Fund II and the ML-Lee Acquisition Fund (Retirement Account) II, L.P.


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

     Exhibit 27 - Financial Data Schedule for the first quarter ended March 31, 1998.

(b) Reports on form 8-K:           Form 8-K dated January 6, 1998
                                   Filed January 27, 1998 related to
                                   Sale of Stanley Furniture

                                   Form 8-K dated February 28, 1998
                                   Filed March 17, 1998 related to
                                   Signature Brands & BeefAmerica

                                   Form 8-K dated and filed April 10, 1998
                                   related to settlement of litigation

                           SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of May, 1998.


                       ML-LEE ACQUISITION FUND, L.P.

                       By:  Mezzanine Investments, L.P.,
                       Managing General Partner

                       By:  ML Mezzanine Inc.,
                       its General Partner


Dated: May 14, 1998    /s/ Audrey Bommer
                           Audrey Bommer
                           Vice President and Treasurer
                           (Chief Financial Officer)

                           SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of May, 1998.


                           ML-LEE ACQUISITION FUND, L.P.

                           By:  Mezzanine Investments, L.P.,
                                Managing General Partner

                           By:  ML Mezzanine Inc.,
                                its General Partner


Dated: May 14, 1998
                           Audrey Bommer
                           Vice President and Treasurer
                           (Chief Financial Officer)