Form 10-Q
period 1998-06-30
ML LEE ACQUISITION FUND L P
filed 1998-08-10
CIK 813343

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1998

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

                          ML-LEE ACQUISITION FUND, L.P.

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

Statements of Assets, Liabilities and Partners' Capital as of June 30, 1998 and December 31, 1997

Statements of Operations - For the Three and Six Months Ended
  June 30, 1998 and 1997

Statements of Changes in Net Assets - For the Six Months Ended
  June 30, 1998 and 1997

Statements of Cash Flows - For the Six Months Ended
  June 30, 1998 and 1997

Statement of Changes in Partners' Capital - June 30, 1998

Schedule of Investments - June 30, 1998

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

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

                          ML-LEE ACQUISITION FUND, L.P.
             STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
                             (DOLLARS IN THOUSANDS)


                                                                         (Unaudited)
                                                                        June 30, 1998      December 31, 1997
                                                                         -----------       -----------------

ASSETS:
Investments - Notes 2, 8, 9
Portfolio Investments at fair value
    Managed Companies (cost $16,652 at June 30,
         1998 and $53,480 at December 31, 1997)                          $        --             $    35,227
    Non-Managed Companies (cost $0 at June 30,
         1998 and $720 at December 31, 1997)                                      --                      26
    Temporary Investments, at amortized cost (cost $24,050 at
         June 30, 1998 and $4,040 at December 31, 1997)                       24,072                  18,125
Cash                                                                              26                       1
Prepaid Loan Fees - Notes 2, 4                                                    --                     384
Prepaid Expenses                                                                  --                       6
Receivable for Investment Sold (Net of Allowance for
  Uncollectable Proceeds) - Note 8                                                38                   3,926
                                                                         -----------             -----------
TOTAL ASSETS                                                             $    24,136             $    57,695
                                                                         ===========             ===========

LIABILITIES AND PARTNERS' CAPITAL:

Liabilities
    Legal and Professional Fees Payable                                  $        49             $       110
    Reimbursable Administrative Expenses Payable                                 158                     116
    Independent General Partner Expenses Payable                                  29                      23
                                                                         -----------             -----------
Total Liabilities                                                                236                     249
                                                                         -----------             -----------
Partners' Capital - Note 2
    Managing General Partner                                                     583                     918
    Limited Partners (487,489 Units)                                          23,317                  56,528
                                                                         -----------             -----------
Total Partners' Capital                                                       23,900                  57,446
                                                                         -----------             -----------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                                  $    24,136             $    57,695
                                                                         ===========             ===========



                            See the Accompanying Notes to Financial Statements.

                          ML-LEE ACQUISITION FUND, L.P.
                            STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                            For the Three Months Ended       For the Six Months Ended
                                                              ----------    ----------    -------------   ------------
                                                            June 30,1998  June 30,1997    June 30, 1998   June 30,1997
                                                              ----------    ----------    -------------   ------------
INVESTMENT INCOME - Notes 2, 8, 10:
Interest                                                      $        9    $      301       $       15    $      596
Discount                                                             228            46              424            93
Dividend & Other Income                                               --            --                1             6
                                                              ----------    ----------       ----------    ----------
    TOTAL INCOME                                                     237           347              440           695
                                                              ----------    ----------       ----------    ----------
EXPENSES:
Investment Advisory Fee - Note 5                                     300           297              600           594
Fund Administration Fee - Note 6                                      75            75              150           150
Uncollectable Receivable Expense - Note 8                          1,000            --            1,000            --
Loan Fees - Notes 2, 4                                               230           175              403           347
Independent General Partners' Fees and Expenses - Note 7              39           118               79           171
Legal and Professional Fees                                           --           416               --           648
Reimbursable Administrative Expenses - Note 6                        158           191              291           261
Insurance Expense                                                      5             2                7             4
                                                              ----------    ----------       ----------    ----------
    TOTAL EXPENSES                                                 1,807         1,274            2,530         2,175
                                                              ----------    ----------       ----------    ----------
NET INVESTMENT LOSS                                               (1,570)         (927)          (2,090)       (1,480)
NET REALIZED GAIN ON INVESTMENTS -
     NOTE 8 AND SCHEDULE 1                                        24,297         5,434            7,095         5,795
NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION)
     ON INVESTMENTS - NOTE 9 AND SCHEDULE 2
        Publicly Traded Securities                               (25,351)       (3,012)         (18,959)       (2,728)
        Nonpublic Securities                                         254            --           21,254            --
                                                              ----------    ----------       ----------    ----------
             Subtotal                                            (25,097)       (3,012)           2,295        (2,728)
                                                              ----------    ----------       ----------    ----------
NET INCREASE (DECREASE) IN NET ASSETS
   RESULTING FROM OPERATIONS                                  $   (2,370)   $    1,495       $    7,300    $    1,587
                                                              ==========    ==========       ==========    ==========

                         See the Accompanying Notes to Financial Statements.


                                                     ML-LEE ACQUISITION FUND, L.P.
                                                  STATEMENTS OF CHANGES IN NET ASSETS
                                                         (DOLLARS IN THOUSANDS)
                                                             (UNAUDITED)


                                                                                     For the Six Months Ended
                                                                                -------------       -------------
                                                                                June 30, 1997       June 30, 1998
                                                                                -------------       -------------
FROM OPERATIONS:

Net Investment Loss                                                                $   (2,090)         $   (1,480)

Net Realized Gain on Investments                                                        7,095               5,795

Net Change in Unrealized Appreciation (Depreciation) on Investments                     2,295              (2,728)
                                                                                   ----------          ----------

Net Increase in Net Assets Resulting from Operations                                    7,300               1,587

Cash Distributions to Partners                                                        (40,846)               (936)
                                                                                   ----------          ----------

Total Increase (Decrease)                                                             (33,546)                651

NET ASSETS:

Beginning of Period                                                                    57,446              97,388
                                                                                   ----------          ----------

End of Period                                                                      $   23,900          $   98,039
                                                                                   ==========          ==========




                         See the Accompanying Notes to Financial Statements.


                          ML-LEE ACQUISITION FUND, L.P.
                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                                                           For the Six Months Ended
                                                                                        ----------       -------------
                                                                                        June 30, 1998    June 30, 1997
                                                                                        ----------       -------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
  Interest, Dividends and Discount Income                                               $      479         $      997
  Investment Advisory Fee                                                                     (600)              (594)
  Fund Administration Fee                                                                     (150)              (150)
  Legal and Professional Fees                                                                  (60)              (457)
  Loan Fees and Expenses                                                                       (19)                (9)
  Independent General Partners' Fees and Expenses                                              (73)              (153)
  (Purchase) Sale of Temporary Investments, Net                                             (5,987)           (13,838)
  Reimbursable Administrative Expenses                                                        (250)              (173)
  Proceeds from Sale of Portfolio Company Investments                                       47,531             15,303
                                                                                        ----------         ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                   40,871                926
                                                                                        ----------         ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash Distributions to Partners                                                           (40,846)              (936)
                                                                                        ----------         ----------
NET CASH APPLIED TO FINANCING ACTIVITIES                                                   (40,846)              (936)
                                                                                        ----------         ----------
  Net Increase (Decrease) in Cash                                                               25                (10)
  Cash at Beginning of Period                                                                    1                 10
                                                                                        ----------         ----------
CASH AT END OF PERIOD                                                                   $       26         $       --
                                                                                        ==========         ==========

                                 RECONCILIATION OF NET INVESTMENT LOSS TO
                                 NET CASH PROVIDED BY OPERATING ACTIVITIES

Net Investment Loss                                                                     $   (2,090)       $   (1,480)
                                                                                        ----------        ----------
ADJUSTMENTS TO RECONCILE NET INVESTMENT LOSS
    TO NET CASH PROVIDED BY OPERATING ACTIVITIES
   (Increase) Decrease in Investments                                                       31,560            (4,331)
   Decrease in Receivable for Investments Sold
     (Net of Allowance for Uncollectable Proceeds)                                           3,888                --
   Decrease in Accrued Interest,
     Dividend and Discount Receivables                                                          40               302
  Decrease in Prepaid Expenses                                                                 391               333
  Increase in Independent General Partner Fees Payable                                           6                18
  Increase in Reimbursable Administrative Expenses Payable                                      41                88
  Increase (Decrease) in Legal and Professional Fees Payable                                   (60)              201
  Net Realized Gain on Investments                                                           7,095             5,795
                                                                                        ----------        ----------
TOTAL ADJUSTMENTS                                                                           42,961             2,406
                                                                                        ----------        ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                               $   40,871        $      926
                                                                                        ==========        ==========

See the Accompanying Notes to Financial Statements.

                          ML-LEE ACQUISITION FUND, L.P.
                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                              (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                    Managing
                                                                                     General           Limited
                                                                                     Partner           Partners             Total
                                                                                   ------------      ------------      ------------

For the Six Months Ended June 30, 1998
Partners' Capital at January 1, 1998                                               $        918      $     56,528      $     57,446
Allocation of Net Investment Loss                                                           (21)           (2,069)           (2,090)
Allocation of Net Realized Gain on Investments                                               71             7,024             7,095
Allocation of Net Change in Unrealized Appreciation                                          23             2,272             2,295
Cash Distributions to Partners                                                             (408)          (40,438)          (40,846)
                                                                                   ------------      ------------      ------------
Partners' Capital at June 30, 1998                                                 $        583      $     23,317      $     23,900
                                                                                   ============      ============      ============

               See the Accompanying Notes to Financial Statements.

                                                  ML-LEE ACQUISITION FUND, L.P.
                                                   SCHEDULE OF INVESTMENTS
                                                        JUNE 30, 1998
                                                    (DOLLARS IN THOUSANDS)
                                                        (CONTINUED)

                                                                                                                 Fair       % Of
                                                                                    Investment      Investment  Value       Total
Shares/Warrants     Investment                                                         Date           Cost(d)   (Note 2) Investments
                    MEZZANINE INVESTMENTS
                    MANAGED COMPANIES

                    CHADWICK-MILLER, INC. - Notes 9,14
  15,406 Warrants   CMI Holding Corp., Preferred Stock Purchase Warrants (a)(b)(c)         12/16/88   $ 12,916   $    -
  39,487 Warrants   CMI Holding Corp., Common Stock Purchase Warrants (a)(b)(c)             Various      3,736        -
                      (7.5% of fully diluted common equity)
                      35,161 Shares Common Stock
                      Purchased  06/30/93                $    352
                      Sold  09/03/93                     $    352
                      Realized Gain                      $      0
                      $5,000 Senior Note
                      Purchased  12/16/88                $  5,000
                      Sold  11/23/94                     $  5,000
                      Realized  Gain                     $      0
                      189,996 Shares Preferred Stock
                      192,933 Shares Common Stock
                      100,000 Common Stock Warrants
                      Purchased Various                  $ 16,652
                      Exchanged July 15, 1996
                      15,406  Preferred Stock Warrants
                      39,487  Common Stock Warrants      $ 16,652
                      Realized Gain                      $      0                                     ------------------------------
                      Total Realized Gain                $      0                                       16,652        -         0.00
                                                                                                      -----------------------------

                    TEMPORARY INVESTMENTS

                    COMMERCIAL PAPER

$ 10,000            American General Finance Corp., 5.70% due 7/2/98                   6/26/98        $  9,991  $ 9,998        41.54
$ 10,000            Clipper Receivable, 5.70% due 7/2/98                               6/26/98           9,991    9,997        41.54
$  4,075            General Electric Co., 5.50% due 7/1/98                             6/19/98           4,068    4,075        16.92
                                                                                                      ------------------------------
                    TOTAL INVESTMENT IN COMMERCIAL PAPER                                                24,050   24,072       100.00
                                                                                                      ------------------------------
                    TOTAL TEMPORARY INVESTMENTS                                                         24,050   24,072       100.00
                                                                                                      ------------------------------
                    TOTAL INVESTMENT PORTFOLIO                                                        $ 40,702  $24,072       100.00
                                                                                                      ==============================




(a) Restricted non-income producing security.
(b) Non-accrual investment status.
(c) Inclusive of payment-in-kind securities.
(d) Represents original cost and excludes accretion of discount of $22 for Temporary Investments.


See the Accompanying Notes to Financial Statements.

                      ML-LEE ACQUISITION FUND, L.P.
                      NOTES TO FINANCIAL STATEMENTS
                              JUNE 30, 1998
                               (UNAUDITED)

1.  Organization and Purpose

     ML-Lee Acquisition Fund, L.P. (the "Fund") was formed and the Certificate of Limited Partnership was filed under the Delaware Revised Uniform Limited Partnership Act on April 1, 1987. The Fund's operations commenced on October 19, 1987.

     The Managing General Partner, subject to the supervision of the Individual General Partners, is responsible for overseeing and monitoring the Fund's investments. Mezzanine Investments, L.P. (the "Managing General Partner"), is a limited partnership in which ML Mezzanine Inc., an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc., is the general partner, and Thomas H. Lee Advisers I (the "Investment Adviser"), an affiliate of Thomas H. Lee, is the limited partner. The Individual General Partners are Vernon R. Alden, Joseph L. Bower and Stanley H. Feldberg (the "Independent General Partners") and Thomas H. Lee.

     The Fund elected to operate as a business development company under the Investment Company Act of 1940. Its primary investment objective was to provide current income and long-term capital appreciation by investing in "Mezzanine" securities consisting primarily of Subordinated Debt and Preferred Stock combined with an equity participation issued in connection with leveraged acquisitions or other leveraged transactions.

     The initial term of the Fund expired on June 15, 1998 and the Fund has five years to liquidate its remaining investments. However, the Fund expects to liquidate its remaining assets, including the Promissory Note related to the sale of BeefAmerica , (as described below and in Note 8) by the end of 1998. The expiration of the Fund's term has caused the Management Agreement between the Investment Adviser and the Fund to expire. The Investment Adviser is continuing to manage the Fund's remaining investments.

     As of July 13, 1998, the Fund's remaining investment in Portfolio Companies consist of a $1 million Promissory Note related to the sale of the Fund's interest in BeefAmerica Inc. (see Note 8) Because the Fund no longer generates sufficient cash to pay current obligations, the Fund has available approximately $3.8 million of cash reserves to cover future expenses including all expenses related to the winding up of the Fund's affairs such as administrative and custodial expenses, and audit and tax preparation fees. Proceeds received from the Promissory Note related to the Fund's investment in BeefAmerica Inc., if any, as well as any remaining cash reserves in excess of amounts required to pay the Fund's obligations prior to its termination (as discussed in Note 12) will be distributed as a final liquidating distribution to Limited Partners. Such liquidating distribution is expected to be distributed to Limited Partners during 1998.

2.  Significant Accounting Policies

Basis of Accounting

     For financial  reporting  purposes,  the records of the Fund are maintained using the accrual method of accounting. For Federal income tax reporting purposes, the results of operations are adjusted to reflect statutory requirements arising from book to tax differences.

Valuation of Investments

     Securities for which market quotations were readily available were valued by reference to such market quotation, using the last trade price (if reported) or the last bid price for the period. For securities without a readily ascertainable market value (including securities restricted as to resale for which a corresponding publicly traded class exists), fair value was determined, on a quarterly basis, in good faith by the Managing General Partner and the Investment Adviser with final approval from the Individual General Partners of the Fund. For privately issued securities in which the Fund typically invested, the fair value of an investment was its original cost plus accrued value in the case of original issue discount or deferred pay securities. Such investments were revalued if there was an objective basis for doing so at a different price. Investments were written down in value if the Managing General Partner and Investment Adviser believe adverse credit developments of a significant nature required a write-down of such securities. Investments were written up in value only if there has been an arms'-length third party transaction to justify the increased valuation. Although the Managing General Partner and Investment Adviser used their best judgment in estimating the fair value of these investments, there were inherent limitations in any estimation technique. Therefore, the fair value estimates presented herein are not necessarily indicative of the amount which the Fund could realize in a current transaction.

     Temporary Investments with maturities of less than 60 days are stated at amortized cost, which approximates market.

     The information presented herein is based on pertinent information available to the Managing General Partner and Investment Adviser as of June 30, 1998. Although the Managing General Partner and Investment Adviser are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time.

Payment-In-Kind Securities

     All payment-in-kind securities received in lieu of cash interest payments by the Fund's portfolio companies were recorded at face value (which approximates accrued interest), unless the Investment Adviser and the Managing General Partner determine that there is no reasonable assurance of collecting the full principal amounts of such securities. As of June 30, 1998, the Fund had in its portfolio of investments $2.9 million of payment-in-kind equity securities, however subsequent to the sale of Chadwick Miller, on July 9, 1998 there were no payment in kind securities remaining in the Fund. (See Note 14)

Investment Transactions

     The Fund records investment transactions on the date on which it obtains an enforceable right to demand the securities or payment therefor. The Fund records Temporary Investment transactions on the trade date.

     Realized gains and losses on investments are determined on the basis of specific identification for accounting and tax purposes.

Loan Facility and Advisory Fees

     Loan Facility and Advisory Fees were being amortized over the life (7 years) of the Facility. All such fees have been fully amortized as of June 30, 1998.

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

4.  Leverage

     The Fund entered into an amended credit agreement, dated as of August 13, 1991, with a lending group led by the First National Bank of Chicago, which provided the Fund with a maximum credit facility of $140 million. The Credit Facility was due to expire on July 31, 1998, however, due to the expiration of the term of the Fund on June 15, 1998, and in order to stop incurring Unused Commitment Fees (as noted below) the credit agreement was amended to instead expire at June 30, 1998. All fees incurred in connection with the credit agreement have been fully amortized as of June 30, 1998. Such amortization amounted to $384,079 during the six months ended June 30, 1998.

     Additionally, the Fund paid Unused Commitment Fees of 1/2 of 1% per annum of the unused line of credit, which was $7.5 million during the six months ended June 30, 1998. The Unused Commitment Fees paid during the six months ended June 30, 1998 was $18,854.

5.  Investment Advisory Fee

     The Investment Adviser provided for the identification, management and liquidation of investments for the Fund. As compensation for services rendered to the Fund, the Investment Adviser received a quarterly fee at the annual rate of $1.2 million. The Investment Advisory Fee was paid quarterly, in advance. For the six months ended June 30, 1998 and 1997, the Fund paid $600,000 and $594,000, respectively, in Investment Advisory Fees to Thomas H. Lee Advisers I.

     The expiration of the Fund's term has caused the Management Agreement between the Investment Adviser and the Fund to expire. However, the Investment Adviser is continuing to manage the Fund's remaining investments.

6.  Fund Administration Fees & Expenses

     ML Fund Administrators Inc. (the "Fund Administrator") (an affiliate of the Managing General Partner) performs the operational and administrative services necessary for the management of the Fund. Beginning October 19, 1995, the Fund Administration Fee is calculated at an annual fee of $300,000 plus out-of-pocket expenses incurred by the Fund Administrator, as described below. The Fund Administration Fee is paid quarterly, in advance. For the six months ended June 30, 1998 and 1997, the Fund paid $150,000, respectively, in Fund Administration Fees.

     In accordance with the Partnership Agreement, the Fund Administrator is being reimbursed by the Fund for 100% of administrative expenses incurred. Actual out-of-pocket expenses ("reimbursable expenses") primarily consist of printing, audits, tax preparation and custodian fees. For the six months ended June 30, 1998 and 1997, reimbursable expenses totalled $291,062 and $261,320, respectively. For the three months ended June 30, 1998, reimbursable expenses totalled $158,007.

     The Fund Administrator will continue to perform all operational and administrative services required by the Fund until the Fund is terminated and all such administrative functions are no longer required.

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

     For the six months ended June 30, 1998 and 1997, the Fund incurred $78,621 and $170,598, respectively, in Independent General Partners' Fees and Expenses. For the three months ended June 30, 1998 and 1997, Independent General Partner's Fees and Expenses totalled $39,089 and $117,653, respectively.

8.  Investment Transactions

     On January 6, 1998 the Fund and affiliates of the Thomas H. Lee Company (the "Lee Affiliates"), together with the Fund, the ("Selling Stockholders") sold their remaining holdings of common stock in Stanley Furniture Co. ("Stanley"). The common stock of each of the Selling Stockholders was sold pursuant to a Form S-3 Registration Statement, which was filed by Stanley on December 22, 1997 and declared effective by the Securities and Exchange Commission on December 23, 1997. In connection with the sale, the Fund sold its remaining 400,719 shares of common stock and received net proceeds of $10.8 million or $27 per share. On February 12, 1998, the Independent General Partners established a reserve of $1.65 million from these proceeds to pay future expenses of the Fund. Net Distributable Capital Proceeds from the sale, as defined in the Partnership Agreement, of $9.2 million or $18.63 per Unit were distributed to Limited Partners of record as of January 6, 1998.

     On February 28, 1998, Signature Brands USA and Sunbeam Corporation ("Sunbeam") executed a definitive merger agreement whereby Sunbeam agreed to acquire all the outstanding shares of Signature Brands USA Common Stock for approximately $250 million ($8.25 per share) by means of a tender offer (the "Tender Offer"), and assume all the debt of Signature Brands USA. Pursuant to the Tender Offer, the Fund tendered all its shares of Signature Brands USA Common Stock and received proceeds of approximately $13 million. Net Distributable Capital Proceeds of $26.19 per Unit were distributed on April 23, 1998, to the Fund's Limited Partners of record as of April 2, 1998, the expiration date of this Tender Offer.

     On March 3, 1998, the Fund sold its remaining investment in BeefAmerica, consisting of 14,000 shares Sr. Preferred Stock and 10,000 shares Jr. Preferred Stock (the "Securities"), for $1 million to Lajara II LLC, a limited Liability Company owned by the Management of BeefAmerica Operating Company. The proceeds consisted of a $1 million Promissory Note payable to the Fund. The Securities have been pledged to secure the obligation of Lajara II, LLC under the Promissory Note and the Fund recognized a loss of $23 million. The financial and operating performance at BeefAmerica has continued to deteriorate. As a result, the Fund does not expect to collect any additional proceeds and has fully reserved against the $1 million Promissory Note.

     On May 27, 1998, Playtex Products Inc., ("Playtex"), completed a public offering in the international markets of approximately 4 million shares of Common Stock at a net price of $13.215 per share (the "Playtex Offering"). Of the 4 million shares offered, approximately 3.8 million shares were offered by affiliates of the Thomas H. Lee Company, including the Fund. As part of the Playtex Offering, the Fund sold its remaining investment in Playtex, consisting of approximately 1.4 million shares of Common Stock. The Fund received proceeds of $18.5 million and recognized a gain on the sale of approximately $15.3 million. Net Distributable Proceeds of $37.74 per Unit were distributed on July 21, 1998, to Limited Partners of record as of May 27, 1998.

     As of June 30, 1998, the Fund sold all but one of its remaining Portfolio Company investments (the last Portfolio Company investment, Chadwick Miller, was subsequently sold on July 9, 1998. See Note 14 for more information.) On April 7, 1998, pursuant to Rule 144 of the Securities Act of 1933, the Fund sold its investment of 25,500 shares of TLC Beatrice International Holdings Common Stock for $1.3 million or $51.25 per share. During May 1998, the Fund sold its investment in SWO Holdings, consisting of 250,000 shares of SWO Holdings Common Stock, 1,430 shares of Homeland Holdings Common Stock, and 1,506 Homeland Holdings Common Stock Purchase Warrants and received aggregate proceeds of $11,102. The Fund also sold 567 Cole National Common Stock Purchase Warrants during May 1998, and received proceeds of $15,593. Additionally, on May 4, 1998, the Fund sold 2,067 Common Stock Purchase Warrants of Magellan Health Services for $5,168. The sale of these Portfolio Company investments have generated total proceeds to the Fund of $1.34 million and were distributed to Limited Partners on July 21, 1998.

9.  Unrealized Appreciation and Depreciation of Investments

     For the six months ended June 30, 1998, the Fund recorded net unrealized appreciation of $2.3 million. As of June 30, 1998, the Fund's cumulative net unrealized depreciation on investments totalled $16.7 million.

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

     The settlement, which was approved by the Court at a hearing on July 16, 1998, provides for dismissal with prejudice of all claims against the Fund, the Fund's Investment Adviser and certain of its affiliates, the Fund's Managing General Partner and certain of its affiliates, and the Fund's Independent General Partners. Defendants, other than the Fund, have agreed to provide cash of $2.5 million and certain other considerations to settle the claims asserted in this action. Defendants continue to deny all liability in this action.

     The Fund had previously advanced legal expenses incurred by certain defendants and has included such expenses in Legal and Professional Fees in the Financial Statements.

11. Related Party Transactions

     Certain of the Mezzanine Investments and Bridge Investments which were made by the Fund involved co-investments with entities affiliated with the Investment Adviser. Such co-investments are generally prohibited absent exemptive relief from the Securities and Exchange Commission (the "Commission"). As a result of these affiliations and the Fund's expectation of engaging in such co-investments, the Fund sought an exemptive order from the Commission allowing such co-investment, which was received on September 23, 1987. An additional exemptive order allowing co-investment with ML-Lee Acquisition Fund II, L.P. ("Fund II") and ML-Lee Acquisition Fund (Retirement Accounts) II, L.P. ("Retirement Fund") was received from the Commission on September 1, 1989. The Fund's investments in Managed Companies, and in certain cases its investments in Non-Managed Companies, typically involve the entry by the Fund and other equity security holders into stockholders' agreements. While the provisions of such stockholders' agreements vary, such agreements may include provisions as to corporate governance, registration rights, rights of first offer or first refusal, rights to participate in sales of securities to third parties, rights of majority stockholders to compel minority stockholders to participate in sales of securities to third parties, transfer restrictions and preemptive rights.

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

     For the six months ending June 30, 1998, the Managing General Partner received cash distributions in the amount of $420,366 representing its 1% interest in the Fund.

12. Reserves

     In February 1993, the Fund established a $15 million reserve to provide funds for follow-on investments and to pay expenses. On February 12, 1998, the Independent General Partners approved an additional reserve of $1.65 million to fund anticipated cash shortfalls. This reserve was established from the proceeds received from the sale of Stanley Furniture Common Stock in January 1998.

     Because the Fund no longer generates sufficient cash to pay current obligations, the Fund has approximately $3.8 million available of these remaining cash reserves to cover future expenses including all expenses related to the winding up of the Fund's affairs such as administrative and custodial expenses, and audit and tax preparation fees. Proceeds, if any, received from the Promissory Note related to the Fund's investment in BeefAmerica Inc. (see
Note 8) as well as any remaining cash reserves in excess of amounts required to pay the Fund's obligations prior to its termination will be distributed as a final liquidating distribution to Limited Partners. The Fund estimates that such a liquidating distribution would be made during 1998.

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

14. Subsequent Events

     On July 1, 1998, the Individual General Partners approved the second quarter 1998 cash distribution totalling $19,967,334 (which includes Return of Capital of $3,332,808), from the sale of the Fund's remaining portfolio holdings effected during the quarter, the following distributions: a cash distribution to Limited Partners in the amount of $40.55 per Unit and a cash distribution to the Managing General Partner of $199,656 in proportion to its Capital Contribution, all such distributions were distributed on July 21, 1998.

     On July 9, 1998, pursuant to a purchase and sale agreement, the Fund sold its remaining Warrants to purchase Common and Preferred Stock of Chadwick Miller, (which includes all payment-in-kind securities) and received proceeds of $100. The Fund recognized a loss of $16.5 million on the transaction in the third quarter 1998. The Fund had previously recorded $16.5 million in unrealized depreciation on this investment.

                                                   SCHEDULE 1
                                         ML-LEE ACQUISITION FUND, L.P.
                                SUPPLEMENTAL SCHEDULE OF REALIZED GAINS AND LOSSES
                                      FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                             (DOLLARS IN THOUSANDS)
                                                  (UNAUDITED)



                                                          Number of        Investment                      Realized
SECURITY                                               Shares/Principal        Cost      Net Proceeds     Gain/(Loss)
-----------------------------------                   -----------------     ---------    ------------     -----------
For the Three Months March 31, 1998

Stanley Furniture Company Inc.
    Common Stock                                               400,719       $  5,021       $ 10,819       $   5,798


BeefAmerica Incorporated
  Jr. and Sr.Preferred Stock                                    24,000         24,000          1,000(a)     (23,000)
                                                                              -------       --------       ---------

Total For the Three Months Ended March 31, 1998                                29,021         11,819        (17,202)
                                                                              -------       --------       --------
For the Three Months Ended June 30, 1998

Signature Brands USA
    Common Stock                                             1,563,053          4,552         12,895          8,343

Playtex Products Inc.
    Common Stock                                             1,406,204          3,255         18,583         15,328

TLC Beatrice Int'l Holdings
    Common Stock                                                25,500             25          1,313          1,288

SWO Holdings Corp.
    SWO Holdings Common Stock                                  250,000            250             -- (b)       (250)
    Homeland Holdings Corp. Common Stock                         1,430            440             11           (429)
    Homeland Holdings Corp. Purchase Warrants                    1,506             --             -- (b)         --


Magellan Health Services Inc.
    Warrants                                                     2,067              4              5              1

Cole National Corp.
    Warrants                                                     5,563             --             16             16
                                                                              -------       --------       --------
Total for the Three Months Ended June 30, 1998                                  8,526         32,823         24,297
                                                                              -------       --------       --------
Total for the Six Months Ended June 30, 1998                                 $ 37,547      $  44,642       $  7,095
                                                                             ========      =========       ========


(a) Proceeds received in the form of a Promissory Note which has been fully reserved against at June 30, 1998. See Note 8 to the Financial Statements for further information.

(b) Proceeds are less than $1,000.



                                                                  SCHEDULE 2
                                                        ML-LEE ACQUISITION FUND, L.P.
                                       SUPPLEMENTAL SCHEDULE OF UNREALIZED APPRECIATION AND DEPRECIATION
                                                       FOR THE PERIOD ENDED June 30, 1998
                                                            (DOLLARS IN THOUSANDS)
                                                                  (UNAUDITED)

                                                                     Unrealized    Unrealized
                                                                    Appreciation   Appreciation
                                                                   (Depreciation) (Depreciation)  Total Unrealized  Total Unrealized
                                                                   For the Three   For the Six      Appreciation      Appreciation
                                            Investment    Fair      Months Ended   Months Ended  (Depreciation) at   (Depreciation)
SECURITY                                       Cost       Value    June 30, 1998  June 30, 1998  December 31, 1997  at June 30, 1998
----------------------------------------   -----------   --------  -------------  -------------  ------------------ ----------------
Non-Public Securities

Chadwick-Miller, Inc. *
  Common Stock Purchase Warrants              $  3,736       $   --    $     --     $       --          $   (3,736)     $   (3,736)
  Preferred Stock Purchase Warrants             12,916           --          --             --             (12,916)        (12,916)
                                                                       ---------    ----------           ----------      ---------
                                                                       $     --     $       --          $  (16,652)     $  (16,652)
                                                                       ---------    ----------           ----------      ---------
  (Depreciation) for Investments Sold

Stanley (1)
  Common Stock                                $     --       $   --     $    --     $   (6,149)        $     6,149       $      --

BeefAmerica Incorporated
  Jr. and Sr.Preferred Stock  (2)                   --           --          --         21,000             (21,000)             --

Signature Brands USA
  Common Stock (1)                                  --           --      (8,294)        (2,091)              2,091              --

Playtex
  Common Stock (1)                                  --           --     (17,487)       (11,159)             11,159              --

SWO Holdings Corporation
  SWO Holdings Common Stock (2)                     --           --         250            250                (250)             --
  Homeland Holdings Common Stock (1)                --           --         430            440                (440)             --

Magellan Health Service
  Common Stock Warrants (2)                         --           --           4             --                  (4)             --
                                                                      ----------    ----------           ----------      ---------
Total Unrealized Appreciation/(Depreciation)
  for Investments Sold:                                               $ (25,097)    $    2,295           $  (2,295)      $      --
                                                                      ----------    ----------           ----------      ---------

 Net Unrealized Appreciation (Depreciation)                           $ (25,097)    $    2,295           $ (18,947)      $  (16,652)
                                                                      ==========    ==========           =========       ==========

(1)  Publicly Traded Security
(2)  Non-public Security

* The Fund's Investment in Chadwick Miller was sold on July 9, 1998 and all unrealized depreciation was reversed. See Note 14 to the Financial
     Statements for more information.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity & Capital Resources

     The initial term of the Fund expired on June 15, 1998. The Fund has five additional years to liquidate its remaining investments however, the Fund expects to liquidate its remaining assets, including the Promissory Note related to the sale of the Fund's investment in BeefAmerica (as described in Note 8 to the Financial Statements) by the end of 1998.

     In February 1993, the Fund established a $15 million reserve to provide funds for follow-on investments and to pay expenses. On February 12, 1998, the Independent General Partners approved an additional reserve of $1.65 million to fund anticipated cash shortfalls of the Fund. This reserve was established from the proceeds received from the sale of Stanley Furniture Common Stock in January 1998.

     Because the Fund no longer generates sufficient cash to pay current obligations, the Fund has available approximately $3.8 million of cash reserves to cover future expenses including all expenses related to the winding up of the Fund's affairs such as administrative and custodial expenses, and audit and tax preparation fees. Any proceeds received from the Promissory Note related to the Fund's investment in BeefAmerica Inc. (see Note 8) as well as any remaining cash reserves in excess of amounts required to pay the Fund's obligations prior to its termination will be distributed as a final liquidating distribution to Limited Partners.

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

Results of Operations

Investment Income and Expenses

     For the six months ended June 30, 1998, the Fund had a net investment loss of $2,091,444 as compared to a net investment loss of $1,480,716 for the same period in 1997. The increase in net investment loss represents a decrease in interest and discount income received by the Fund and an increase in the amortization of loan fees due to the termination of the Fund's Credit Facility. Additionally, at June 30, 1998, the Fund recorded a $1 million Allowance for
Uncollectable Proceeds Expense related to the sale of the Fund's investment in BeefAmerica. (See Note 8 to the financial statements for further information.)

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

     For the six months ended June 30, 1998 and 1997, the Fund incurred $78,621 and $170,598, respectively, in Independent General Partners' Fees and Expenses. For the three months ended June 30, 1998 and 1997, Independent General Partner's Fees and Expenses totalled $39,089 and $117,653, respectively.

     The Investment Adviser provided for the identification, management and liquidation of investments for the Fund. As compensation for services rendered to the Fund, the Investment Adviser received a quarterly fee at the annual rate of $1.2 million. The Investment Advisory Fee was paid quarterly, in advance. For the six months ended June 30, 1998 and 1997, the Fund paid $600,000 and $594,000, respectively, in Investment Advisory Fees to Thomas H. Lee Advisers I.

     The term of the Fund expired on June 15, 1998. The expiration of the Fund's term has caused the Management Agreement between the Investment Adviser and the Fund to expire, however, the Investment Adviser is continuing to manage the Fund's remaining investments.

     In accordance with Partnership Agreement, the Fund Administration Fee amounts to an annual fee of $300,000 plus 100% of Reimbursable Administrative Expenses (accounting, printing, tax preparation and other administrative services) incurred by the Fund Administrator. For the three months ended June 30, 1998 and 1997, the Fund Administration Fee was $75,000. For the six months ended June 30, 1998 and 1997 Reimbursable Administration Expenses totalled $291,062 and $261,320, respectively.

    The Fund Administrator will continue to perform all operational and administrative services required by the Fund until the Fund is terminated and all such administrative functions are no longer required.

     The Fund entered into an amended credit agreement, dated as of August 13, 1991, with a lending group led by the First National Bank of Chicago, which provided the Fund with a maximum credit facility of $140 million. The Credit Facility was due to expire on July 31, 1998, however, due to the expiration of the term of the Fund on June 15, 1998, and in order to stop incurring Unused Commitment Fees (as noted below) the credit agreement was amended to instead expire at June 30, 1998. All fees incurred in connection with the credit agreement have been fully amortized as of June 30, 1998. Such amortization amounted to $384,079 during the six months ended June 30, 1998.

     Additionally, the Fund paid Unused Commitment Fees of 1/2 of 1% per annum of the unused line of credit, which was $7.5 million during the six months ended June 30, 1998. The Unused Commitment Fees paid during the six months ended June 30, 1998 was $18,854.

Net Assets

     The Fund's net assets decreased by $33,547,039 during the six months ended June 30, 1998, due to a net investment loss of $2,091,444, partially offset by net realized gains of $7,094,849 and net unrealized depreciation of $2,295,258 and cash distributions of $40,845,702.

Unrealized Appreciation and Depreciation and Non-Accrual of Investments

     For the six months ended June 30, 1998, the Fund recorded net unrealized appreciation of $2,295,258 as compared to net unrealized depreciation of $2,727,632 for the same period in 1997. This decrease in unrealized depreciation reflects the reversal of net unrealized deprecation for portfolio investments sold during the period from June 30, 1997 to June 30, 1998.

     The information presented herein is based on pertinent information available to the Managing General Partner and Investment Adviser as of June 30, 1998. Although the Managing General Partner and Investment Adviser are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time; and the current estimated fair value of these investments may have changed significantly since that point in time.

     For additional information, please refer to the Supplemental Schedule of Unrealized Appreciation and Depreciation - Schedule 2.

Realized Gains and Losses

     The net realized gains on investments sold for the six months ended June 30, 1998 was $7,094,849 compared to a net realized gains of $5,795,392 for the same period in 1997.

    For additional information, please refer to the Supplemental Schedule of Realized Gains and Losses - Schedule 1.

Cash Distributions

     On July 1, 1998, the Individual General Partners approved the second quarter 1998 cash distribution totalling $19,967,334 (which includes Return of Capital of $3,332,808), from the sale of the Fund's remaining portfolio holdings effected during the quarter, the following distributions: a cash distribution to Limited Partners in the amount of $40.55 per Unit and a cash distribution to the Managing General Partner of $199,656 in proportion to its Capital Contribution, all such distributions were distributed on July 21, 1998.

     Because all of the Fund's debt holdings were previously sold or redeemed, remaining portfolio income expected to be received by the Fund is not sufficient to cover the Fund's expenses. As a result, any income received will be used to pay Fund expenses and may not be available for distribution.

     As of July 13, 1998, the Fund's remaining investment in Portfolio Companies consist of a $1 million Promissory Note related to the sale of the Fund's interest in BeefAmerica Inc. Because the Fund no longer generates sufficient cash to pay current obligations, the Fund has available approximately $3.8 million of cash reserves to cover future expenses including all expenses related to the winding up of the Fund's affairs such as administrative and custodial expenses, and audit and tax preparation fees. Proceeds received from the Promissory Note related to the Fund's investment in BeefAmerica Inc., if any, (see Note 8) as well as any remaining cash reserves in excess of amounts required to pay the Fund's obligations prior to its termination will be distributed as a final liquidating distribution to Limited Partners.

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


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

     Exhibit 27 - Financial Data Schedule for the second quarter ended June 30, 1998.

(b) Reports on form 8-K:           Form 8-K
                                   Filed June 12, 1998 related to the
                                   Termination of the Fund

                                   Form 8-K
                                   Filed May 29, 1998 related to
                                   Playtex Sales

                           SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 10th day of August, 1998.


                          ML-LEE ACQUISITION FUND, L.P.

                          By:  Mezzanine Investments, L.P.,
                          Managing General Partner

                          By:  ML Mezzanine Inc.,
                          its General Partner


Dated: August 10, 1998    /s/ Audrey Bommer
                           Audrey Bommer
                           Vice President and Treasurer
                           (Chief Financial Officer)

                           SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 10th day of August, 1998.


                           ML-LEE ACQUISITION FUND, L.P.

                           By:  Mezzanine Investments, L.P.,
                                Managing General Partner

                           By:  ML Mezzanine Inc.,
                                its General Partner


Dated: August 10, 1998     _____________________________
                           Audrey Bommer
                           Vice President and Treasurer
                           (Chief Financial Officer)