Form 10-Q
period 1998-09-30
ML LEE ACQUISITION FUND L P
filed 1998-11-12
CIK 813343

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended September 30, 1998

                         Commission File Number 0-15669

                          ML-LEE ACQUISITION FUND, L.P.
             (Exact name of registrant as specified in its Charter)

         Delaware                                  13-3426817
(State or other jurisdiction           (IRS Employer Identification No.)
of incorporation or organization)

                             World Financial Center
                            South Tower - 14th Floor
                          New York, New York 10080-6123
              (Address of principal executive offices and zip code)

       Registrant's telephone number, including area code:(212) 236-6562

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

                          ML-LEE ACQUISITION FUND, L.P.

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

Statements of Assets, Liabilities and Partners' Capital as of September 30, 1998 and December 31, 1997

Statements of Operations - For the Three and Nine Months Ended
  September 30, 1998 and 1997

Statements of Changes in Net Assets - For the Nine Months Ended
  September 30, 1998 and 1997

Statements of Cash Flows - For the Nine Months Ended
  September 30, 1998 and 1997

Statement of Changes in Partners' Capital - September 30, 1998

Schedule of Investments - September 30, 1998

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

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

                          ML-LEE ACQUISITION FUND, L.P.
             STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
                             (DOLLARS IN THOUSANDS)


                                                                         (Unaudited)
                                                                      September 30, 1998   December 31, 1997
                                                                         -----------       -----------------

ASSETS:
Investments - Notes 2, 8, 9
Portfolio Investments at fair value
    Managed Companies (cost $0 at September 30, 1998
      and $53,480 at December 30, 1997)                                  $        --             $    35,227
    Non-Managed Companies (cost $0 at September 30, 1998
      and $720 at December 31, 1997)                                              --                      26
    Temporary Investments, at amortized cost (cost $3,946
      at September 30, 1998 and $18,062 at December 31, 1997)                   3,947                 18,125
Cash                                                                              10                       1
Prepaid Loan Fees - Notes 2, 4                                                    --                     384
Prepaid Expenses                                                                  --                       6
Receivable for Investment Sold (Net of Allowance for
  Uncollectable Proceeds) - Note 8                                                13                   3,926
                                                                         -----------             -----------
TOTAL ASSETS                                                             $     3,970             $    57,695
                                                                         ===========             ===========

LIABILITIES AND PARTNERS' CAPITAL:

Liabilities
    Legal and Professional Fees Payable                                  $        47             $       110
    Reimbursable Administrative Expenses Payable                                 137                     116
    Independent General Partner Expenses Payable                                  23                      23
                                                                         -----------             -----------
Total Liabilities                                                                207                     249
                                                                         -----------             -----------
Partners' Capital - Note 2
    Managing General Partner                                                     380                     918
    Limited Partners (487,489 Units)                                           3,383                  56,528
                                                                         -----------             -----------
Total Partners' Capital                                                        3,763                  57,446
                                                                         -----------             -----------
TOTAL LIABILITIES AND PARTNERS' CAPITAL                                  $     3,970             $    57,695
                                                                         ===========             ===========



                            See the Accompanying Notes to Financial Statements.

                          ML-LEE ACQUISITION FUND, L.P.
                            STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                            For the Three Months Ended       For the Nine Months Ended
                                                              ----------    ----------    -------------   ------------
                                                            September 30,  September 30,  September 30,   September 30,
                                                                 1998         1997              1998          1997
                                                              ----------    ----------    -------------   ------------
INVESTMENT INCOME - Notes 2, 8, 10:
Interest and Discount                                         $      104    $      447       $      543    $    1,136
Dividend & Other Income                                               --         6,000                1         6,006
                                                              ----------    ----------       ----------    ----------
    TOTAL INCOME                                                     104         6,447              544         7,142
                                                              ----------    ----------       ----------    ----------
EXPENSES:
Investment Advisory Fee - Note 5                                      --           300              600           894
Fund Administration Fee - Note 6                                      75            75              225           225
Uncollectable Receivable Expense - Note 8                             --            --            1,000            --
Loan Fees - Notes 2, 4                                                --           175              403           524
Independent General Partners' Fees and Expenses - Note 7              33            42              112           213
Legal and Professional Fees                                           29           217               29           865
Reimbursable Administrative Expenses - Note 6                        137           141              428           402
Insurance Expense                                                     --             3                7             7
                                                              ----------    ----------       ----------    ----------
    TOTAL EXPENSES                                                   274           953            2,804         3,130
                                                              ----------    ----------       ----------    ----------
NET INVESTMENT INCOME (LOSS)                                        (170)        5,494           (2,260)        4,012
NET REALIZED GAIN (LOSS) ON INVESTMENTS -
     NOTE 8 AND SCHEDULE 1                                       (16,652)           --           (9,557)        5,795
NET CHANGE IN UNREALIZED APPRECIATION (DEPRECIATION)
     ON INVESTMENTS - NOTE 9 AND SCHEDULE 2
        Publicly Traded Securities                                    --         5,797          (18,959)        3,070
        Nonpublic Securities                                      16,652            --           37,906            --
                                                              ----------    ----------       ----------    ----------
             Subtotal                                             16,652         5,797           18,947         3,070
                                                              ----------    ----------       ----------    ----------
NET INCREASE (DECREASE) IN NET ASSETS
   RESULTING FROM OPERATIONS                                  $     (170)   $   11,291       $    7,130    $   12,877
                                                              ==========    ==========       ==========    ==========

                         See the Accompanying Notes to Financial Statements.


                                                     ML-LEE ACQUISITION FUND, L.P.
                                                  STATEMENTS OF CHANGES IN NET ASSETS
                                                         (DOLLARS IN THOUSANDS)
                                                             (UNAUDITED)

                                                                                          For the Nine Months Ended
                                                                                      -------------       -------------
                                                                                      September 30,       September 30,
                                                                                           1998                1997
                                                                                      -------------       -------------
FROM OPERATIONS:

     Net Investment Income (Loss)                                                       $   (2,260)         $    4,012

     Net Realized Gain (Loss) on Investments                                                (9,557)              5,795

     Net Change in Unrealized Appreciation (Depreciation) on Investments                    18,947               3,070
                                                                                        ----------          ----------

     Net Increase in Net Assets Resulting from Operations                                    7,130              12,877

     Cash Distributions to Partners                                                        (60,813)            (15,117)
                                                                                        ----------          ----------

     Total Decrease                                                                        (53,683)             (2,240)

NET ASSETS:

     Beginning of Period                                                                    57,446              97,388
                                                                                        ----------          ----------

     End of Period                                                                      $    3,763          $   95,148
                                                                                        ==========          ==========




                         See the Accompanying Notes to Financial Statements.


                          ML-LEE ACQUISITION FUND, L.P.
                            STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                                                           For the Nine Months Ended
                                                                                        ----------       -------------
                                                                                       September 30,     September 30,
                                                                                           1998               1997
                                                                                        ----------       -------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES:
  Interest, Dividends and Discount Income                                               $      606         $    1,141
  Investment Advisory Fee                                                                     (600)              (894)
  Fund Administration Fee                                                                     (225)              (225)
  Legal and Professional Fees                                                                  (94)              (815)
  Loan Fees and Expenses                                                                       (17)               (53)
  Independent General Partners' Fees and Expenses                                             (112)              (191)
  (Purchase) Sale of Temporary Investments, Net                                             14,116             (4,793)
  Reimbursable Administrative Expenses                                                        (408)              (365)
  Proceeds from Sale of Portfolio Company Investments                                       47,556             21,303
                                                                                        ----------         ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                   60,822             15,108
                                                                                        ----------         ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash Distributions to Partners                                                           (60,813)           (15,117)
                                                                                        ----------         ----------
NET CASH APPLIED TO FINANCING ACTIVITIES                                                   (60,813)           (15,117)
                                                                                        ----------         ----------
  Net Increase (Decrease) in Cash                                                                9                 (9)
  Cash at Beginning of Period                                                                    1                 10
                                                                                        ----------         ----------
CASH AT END OF PERIOD                                                                   $       10         $        1
                                                                                        ==========         ==========

RECONCILIATION OF NET INVESTMENT INCOME (LOSS) TO
NET CASH PROVIDED BY OPERATING ACTIVITIES

Net Investment Income (Loss)                                                            $   (2,260)       $    4,012
                                                                                        ----------        ----------
ADJUSTMENTS TO RECONCILE NET INVESTMENT INCOME (LOSS)
   TO NET CASH PROVIDED BY OPERATING ACTIVITIES
  Decrease in Investments                                                                   68,340            10,790
  (Increase) Decrease in Receivable for Investments Sold
  (Net of Allowance for Uncollectable Proceeds)                                              3,888               (75)
  (Increase) Decrease in Accrued Interest,
  Dividend and Discount Receivables                                                             62            (6,000)
  Decrease in Prepaid Expenses                                                                 391               478
  Increase in Independent General Partner Fees Payable                                          --                22
  Increase in Reimbursable Administrative Expenses Payable                                      21                38
  Increase (Decrease) in Legal and Professional Fees Payable                                   (63)               48
  Net Realized Gain (Loss) on Investments                                                   (9,557)            5,795
                                                                                        ----------        ----------
TOTAL ADJUSTMENTS                                                                           63,082            11,096
                                                                                        ----------        ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                               $   60,822        $   15,108
                                                                                        ==========        ==========

See the Accompanying Notes to Financial Statements.

                          ML-LEE ACQUISITION FUND, L.P.
                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                              (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                    Managing
                                                                                     General           Limited
                                                                                     Partner           Partners             Total
                                                                                   ------------      ------------      ------------

For the Nine Months Ended September 30, 1998
Partners' Capital at January 1, 1998                                               $        918      $     56,528      $     57,446
Allocation of Net Investment Loss                                                           (23)           (2,237)           (2,260)
Allocation of Net Realized Loss on Investments                                              (96)           (9,461)           (9,557)
Allocation of Net Change in Unrealized Appreciation                                         189            18,758            18,947
Cash Distributions to Partners                                                             (608)          (60,205)          (60,813)
                                                                                   ------------      ------------      ------------
Partners' Capital at September 30, 1998                                            $        380      $      3,383      $      3,763
                                                                                   ============      ============      ============

               See the Accompanying Notes to Financial Statements.

                                                  ML-LEE ACQUISITION FUND, L.P.
                                                   SCHEDULE OF INVESTMENTS
                                                      SEPTEMBER 30, 1998
                                                    (DOLLARS IN THOUSANDS)

                                                                                                                 Fair       % Of
                                                                                    Investment      Investment  Value       Total
Shares/Warrants     Investment                                                         Date           Cost(a)   (Note 2) Investments

                    TEMPORARY INVESTMENTS

                    COMMERCIAL PAPER

$  3,950            General Electric Co., 5.30% due 10/7/98                             9/30/98       $  3,946  $ 3,947      100.00%
                                                                                                      ------------------------------
                    TOTAL TEMPORARY INVESTMENTS                                                          3,946    3,947      100.00
                                                                                                      ------------------------------
                    TOTAL INVESTMENT PORTFOLIO                                                        $  3,946  $ 3,947      100.00%
                                                                                                      ==============================





(a) Represents original cost and excludes accretion of discount of $1 for Temporary Investments.


See the Accompanying Notes to Financial Statements.

                      ML-LEE ACQUISITION FUND, L.P.
                      NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1998
                              (UNAUDITED)

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

     The term of the Fund expired on June 15, 1998 resulting in the dissolution of the Fund. The Fund has an additional five years to liquidate its remaining investments. As of September 30, 1998, the Fund has sold all of its remaining investments in Portfolio Companies. The last security held by the Fund is a $1 million (principal amount) Promissory Note related to the sale of the Fund's interest in BeefAmerica Inc. (see Note 8). The Fund no longer generates sufficient cash to pay current obligations; however the Fund has available approximately $3.9 million of cash reserves to cover future expenses including all expenses related to the winding up of the Fund's affairs such as administrative and custodial expenses, and audit and tax preparation fees. Any remaining cash reserves in excess of amounts required to pay the Fund's obligations prior to its termination (as discussed in Note 12) will be distributed as soon as practicable as a final liquidating distribution to Limited Partners.

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

     The information presented herein is based on pertinent information available to the Managing General Partner and Investment Adviser as of September 30, 1998. Although the Managing General Partner and Investment Adviser are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time.

Investment Transactions

     The Fund recorded investment transactions on the date on which it obtained an enforceable right to demand the securities or payment therefor. The Fund recorded Temporary Investment transactions on the trade date.

     Realized gains and losses on investments are determined on the basis of specific identification for accounting and tax purposes.

Loan Facility and Advisory Fees

     Loan Facility and Advisory Fees have been fully amortized as of June 30, 1998.

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

4.  Leverage

     The Fund's Credit Facility, which provided the Fund with a maximum credit facility of $140 million was due to expire on July 31, 1998, however, the credit agreement was amended to instead expire at June 30, 1998. All fees incurred in connection with the credit agreement have been fully amortized as of June 30, 1998. Such amortization amounted to $384,079 during the six months ended June 30, 1998.

     The Fund paid Unused Commitment Fees of 1/2 of 1% per annum during the nine months ended September 30, 1998 of $18,854.

5.  Investment Advisory Fee

     The expiration of the Fund's term on June 15, 1998, has caused the Management Agreement between the Investment Adviser and the Fund to expire. As a result, the Investment Adviser is no longer receiving compensation for services rendered effective July 1, 1998, however, the Investment Adviser has agreed to provide investment advisory services to the Fund as needed until final liquidation.

     The Investment Adviser provided for the identification, management and liquidation of investments for the Fund. As compensation for services rendered to the Fund, the Investment Adviser received a quarterly fee at the annual rate of $1.2 million. During 1998, the Fund paid $600,000 in Investment Advisory Fees to Thomas H. Lee Advisers I. Such fees have ceased as of July 1, 1998.


6.  Fund Administration Fees & Expenses

     ML Fund Administrators Inc. (the "Fund Administrator") (an affiliate of the Managing General Partner) performs the operational and administrative services necessary for the management of the Fund. The Fund Administration Fee is calculated at an annual fee of $300,000 plus out-of-pocket expenses incurred by the Fund Administrator, as described below. The Fund Administration Fee is paid quarterly, in advance. For the nine months ended September 30, 1998 and 1997, the Fund paid $225,000, respectively, in Fund Administration Fees.

     In accordance with the Partnership Agreement, the Fund Administrator is being reimbursed by the Fund for 100% of administrative expenses incurred. Actual out-of-pocket expenses ("reimbursable expenses") primarily consist of printing, audits, tax preparation and custodian fees. For the nine months ended September 30, 1998 and 1997, reimbursable expenses totalled $428,046 and $402,544, respectively.

     Although the Fund's term expired on June 15, 1998, the Fund Administrator continues to earn a fee and continues to perform all operational and administrative services required by the Fund until the Fund is terminated and all such administrative functions are no longer required.

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

     For the nine months ended September 30, 1998 and 1997, the Fund incurred $111,621 and $212,890, respectively, in Independent General Partners' Fees and Expenses.

8.  Investment Transactions

     As of September 30, 1998, the Fund has sold all of its remaining Portfolio Company Investments.

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

     On March 3, 1998, the Fund sold its remaining investment in BeefAmerica, consisting of 14,000 shares Sr. Preferred Stock and 10,000 shares Jr. Preferred Stock (the "Securities"), for $1 million to Lajara II LLC, a limited Liability Company owned by the Management of BeefAmerica Operating Company. The proceeds consisted of a $1 million Promissory Note payable to the Fund. The Securities have been pledged to secure the obligation of Lajara II, LLC under the Promissory Note and the Fund recognized a loss of $23 million. The operating performance at BeefAmerica has continued to deteriorate and on October 8, 1998, the company filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code (see Note 14). As a result, the
Fund does not expect to collect any additional proceeds and has fully reserved against the $1 million Promissory Note.

     On May 27, 1998, Playtex Products Inc. ("Playtex"), completed a public offering in the international markets of approximately 4 million shares of Common Stock at a net price of $13.215 per share (the "Playtex Offering"). Of the 4 million shares offered, approximately 3.9 million shares were offered by affiliates of the Thomas H. Lee Company, including the Fund. As part of the Playtex Offering, the Fund sold its remaining investment in Playtex, consisting of approximately 1.4 million shares of Common Stock. The Fund received proceeds of $18.5 million and recognized a gain on the sale of approximately $15.3 million. Net Distributable Proceeds of $37.74 per Unit were distributed on July 21, 1998, to Limited Partners of record as of May 27, 1998.

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

     On July 9, 1998, pursuant to a purchase and sale agreement, the Fund sold its remaining Warrants to purchase Common and Preferred Stock of Chadwick Miller, (which includes all payment-in-kind securities) and received proceeds of $100. The Fund recognized a loss of $16.5 million on the transaction in the third quarter 1998. The Fund had previously recorded $16.5 million in unrealized depreciation on this investment, all of which was reversed at the time of this sale.

9.  Unrealized Appreciation and Depreciation of Investments

     For the nine months ended September 30, 1998, the Fund recorded net unrealized appreciation of $18.9 million, all of which was a reversal of net unrealized depreciation for investments sold.

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

     The settlement, which was approved by the Court at a hearing on July 16, 1998, provides for dismissal with prejudice of all claims against the Fund, the Fund's Investment Adviser and certain of its affiliates, the Fund's Managing General Partner and certain of its affiliates, and the Fund's Independent General Partners. Defendants, other than the Fund, have agreed to provide cash of $2.5 million and certain other considerations to settle the claims asserted in this action. The settlement became effective on August 24, 1998. Defendants continue to deny all liability in this action.

     The Fund had previously advanced legal expenses incurred by certain defendants and has included such expenses in Legal and Professional Fees in the Financial Statements.

11. Related Party Transactions

     Certain of the Mezzanine Investments and Bridge Investments which were made by the Fund involved co-investments with entities affiliated with the Investment Adviser. Such co-investments are generally prohibited absent exemptive relief from the Securities and Exchange Commission (the "Commission"). As a result of these affiliations and the Fund's expectation of engaging in such co-investments, the Fund sought an exemptive order from the Commission allowing such co-investment, which was received on September 23, 1987. An additional exemptive order allowing co-investment with ML-Lee Acquisition Fund II, L.P. ("Fund II") and ML-Lee Acquisition Fund (Retirement Accounts) II, L.P. ("Retirement Fund") was received from the Commission on September 1, 1989. The Fund's investments in Managed Companies, and in certain cases its investments in Non-Managed Companies, typically involved the entry by the Fund and other equity security holders into stockholders' agreements. While the provisions of such stockholders' agreements have varied, such agreements may have included provisions as to corporate governance, registration rights, rights of first offer or first refusal, rights to participate in sales of securities to third parties, rights of majority stockholders to compel minority stockholders to participate in sales of securities to third parties, transfer restrictions and preemptive rights.

     Thomas H. Lee Company, a sole proprietorship owned by Thomas H. Lee, an Individual General Partner of the Fund and an affiliate of the Investment Adviser, have typically performed certain management services for Managed Companies and have received management fees in connection therewith, usually pursuant to written agreements with such companies. In addition, certain of the Portfolio Companies have had contractual or other relationships pursuant to which they do business with one another.

     Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S") is an affiliate of the Managing General Partner. MLPF&S and certain of its affiliates, in the ordinary course of their business, have performed various financial services for various portfolio companies of the Fund, which may have included investment banking services, broker/dealer services and economic forecasting, and have received in consideration therewith various fees, commissions and reimbursements. Furthermore, MLPF&S and its affiliates or investment companies advised by affiliates of MLPF&S may have purchased or sold securities issued by portfolio companies of the Fund in connection with their ordinary investment operations.

     During the nine months ending September 30, 1998, the Managing General Partner received cash distributions in the amount of $420,366 representing its 1% interest in the Fund.

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

     Because the Fund no longer generates sufficient cash to pay current obligations, the Fund has approximately $3.9 million available of these remaining cash reserves to cover future expenses including all expenses related to the winding up of the Fund's affairs such as administrative and custodial expenses, and audit and tax preparation fees. Any remaining cash reserves in excess of amounts required to pay the Fund's obligations prior to its termination will be distributed as soon as practicable as a final liquidating distribution to Limited Partners.

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

14. Subsequent Events

     On October 8, 1998, BeefAmerica Operating Company filed for Bankruptcy under Chapter 11 of the United States Bankruptcy Code. Because of these circumstances, the Fund does not expect to collect on the $1 million Promisory Note from Lajara II LLC. The Fund has fully reserved against the Promisory Note. (See Note 8)

                                                   SCHEDULE 1
                                         ML-LEE ACQUISITION FUND, L.P.
                                SUPPLEMENTAL SCHEDULE OF REALIZED GAINS AND LOSSES
                                      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                             (DOLLARS IN THOUSANDS)
                                                  (UNAUDITED)



                                                          Number of        Investment                      Realized
SECURITY                                               Shares/Principal        Cost      Net Proceeds     Gain/(Loss)
-----------------------------------                   -----------------     ---------    ------------     -----------
For the Three Months March 31, 1998

Stanley Furniture Company Inc.
    Common Stock                                               400,719       $  5,021       $ 10,819       $   5,798


BeefAmerica Incorporated
  Jr. and Sr.Preferred Stock                                    24,000         24,000          1,000(a)     (23,000)
                                                                              -------       --------       ---------

Total For the Three Months Ended March 31, 1998                                29,021         11,819        (17,202)
                                                                              -------       --------       --------
For the Three Months Ended June 30, 1998

Signature Brands USA
    Common Stock                                             1,563,053          4,552         12,895          8,343

Playtex Products Inc.
    Common Stock                                             1,406,204          3,255         18,583         15,328

TLC Beatrice Int'l Holdings
    Common Stock                                                25,500             25          1,313          1,288

SWO Holdings Corp.
    SWO Holdings Common Stock                                  250,000            250             -- (b)       (250)
    Homeland Holdings Corp. Common Stock                         1,430            440             11           (429)
    Homeland Holdings Corp. Purchase Warrants                    1,506             --             -- (b)         --


Magellan Health Services Inc.
    Warrants                                                     2,067              4              5              1

Cole National Corp.
    Warrants                                                     5,563             --             16             16
                                                                              -------       --------       --------
Total for the Three Months Ended June 30, 1998                                  8,526         32,823         24,297
                                                                              -------       --------       --------
For the Three Months Ended September 30, 1998

Chadwick Miller, Inc.
     Common Stock and Preferred Purchase Warrants                              16,652             -- (b)    (16,652)
                                                                              -------       --------       --------
Total for the Nine Months Ended September  30, 1998                            54,199         44,642         (9,557)
                                                                              =======       ========       ========


(a) Proceeds received in the form of a Promissory Note which has been fully reserved against at September 30, 1998.  See Note 8 to the Financial  Statements for further information.

(b) Proceeds are less than $1,000.

                                                                  SCHEDULE 2
                                                        ML-LEE ACQUISITION FUND, L.P.
                                       SUPPLEMENTAL SCHEDULE OF UNREALIZED APPRECIATION AND DEPRECIATION
                                                       FOR THE PERIOD ENDED SEPTEMBER 30, 1998
                                                            (DOLLARS IN THOUSANDS)
                                                                  (UNAUDITED)

                                                Unrealized           Unrealized
                                               Appreciation         Appreciation            Total                 Total
                                              (Depreciation)       (Depreciation)         Unrealized            Unrealized
                                               For the Three        For the Nine         Appreciation          Appreciation
                                               Months Ended         Months Ended        (Depreciation) at     (Depreciation)
SECURITY                                    September 30, 1998    September 30, 1998    December 31, 1997   September 30, 1998
----------------------------------------    ------------------    ------------------    -----------------   ------------------
Reversal of Unrealized Appreciation
   (Depreciation) for Investments Sold

Chadwick-Miller, Inc.
  Common Stock Purchase Warrants  (2)                $   3,736           $    3,736           $   (3,736)           $       --
  Preferred Stock Purchase Warrants (2)                 12,916               12,916              (12,916)                   --

Stanley
  Common Stock (1)                                          --               (6,149)               6,149                    --

BeefAmerica Incorporated
  Jr. and Sr.Preferred Stock  (2)                           --               21,000              (21,000)                   --

Signature Brands USA
  Common Stock (1)                                          --               (2,091)               2,091                    --

Playtex
  Common Stock (1)                                          --              (11,159)              11,159                    --

SWO Holdings Corporation
  SWO Holdings Common Stock (2)                             --                 250                 (250)                    --
  Homeland Holdings Common Stock (1)                        --                 440                 (440)                    --

Magellan Health Service
  Common Stock Warrants (2)                                 --                   4                   (4)                    --
                                                     ---------          ----------            ----------            ----------
Total Reversal of Unrealized Appreciation
  (Depreciation) for Investments Sold                $  16,652          $   18,947            $  (18,947)           $       --
                                                     =========          ==========            ==========            ==========



(1)  Publicly Traded Security
(2)  Non-public Security


                         See the Accompanying Notes to Financial Statements.


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity & Capital Resources

     The term of the Fund expired on June 15, 1998 resulting in the dissolution of the Fund. The Fund has five additional years to liquidate its remaining investments. As of July 1, 1998, the Fund no longer pays the Investment Adviser an Investment Advisory Fee.

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

     The Fund no longer generates sufficient cash to pay current obligations; however the Fund has available approximately $3.9 million of cash reserves to cover future expenses including all expenses related to the winding up of the Fund's affairs such as administrative and custodial expenses, and audit and tax preparation fees. Any proceeds received from the Promissory Note related to the Fund's investment in BeefAmerica Inc. (see Note 8) as well as any remaining cash reserves in excess of amounts required to pay the Fund's obligations prior to its termination will be distributed as soon as practicable as a final liquidating distribution to Limited Partners.

Investment in High-Yield Securities

     As of September 30, 1998, the Fund has no remaining High Yield Securities (as defined below) in its portfolio.

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

Results of Operations

Investment Income and Expenses

     For the nine months ended September 30, 1998, the Fund had a net investment loss of $2,260,679 as compared to net investment income of $4,011,802 for the same period in 1997. The increase in net investment loss for the nine months ended Spetember 30, 1998, represents a decrease in interest and dividend income received by the Fund and an increase in expenses due to a reserve established for uncollectable proceeds related to the sale of the Fund's investment in BeefAmerica in the 1st Quarter 1998. (See Notes 8 and 14 to the financial statements for further information.)

     For the three months ended September 30, 1998, the Fund had a net investment loss of $169,835 as compared to net investment income of $5,492,518 for the same period in 1997. The increase in net investment loss represents a decrease in interest and discount income received by the Fund, which was partially offset by a decrease in Investment Advisory Fees, Legal Fees and Loan Fee amortization during the three months ended September 30, 1998.

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

     The expiration of the Fund's term on June 15, 1998, has caused the Management Agreement between the Investment Adviser and the Fund to expire. As a result, the Investment Advisor is no longer receiving compensationn for services rendered effective July 1, 1998, however, the Investment Adviser has agreed to provide investment advisory services to the Fund as needed until final liquidation.

     The Investment Adviser provided for the identification, management and liquidation of investments for the Fund. As compensation for services rendered to the Fund, the Investment Adviser received a quarterly fee at the annual rate of $1.2 million. During 1998, the Fund paid $600,000 in Investment Advisory Fees to Thomas H. Lee Advisers I. Such fees have ceased on July 1, 1998. For the three and nine months ended September 30, 1997, the Fund paid Investment Advisory Fees of $300,000 and $893,717, respectively.

     In accordance with the Partnership Agreement, the Fund Administrator is being reimbursed by the Fund for 100% of administrative expenses incurred. Actual out-of-pocket expenses ("reimbursable expenses") primarily consist of printing, audits, tax preparation and custodian fees. For the nine months ended September 30, 1998 and 1997, reimbursable expenses totalled $428,046 and $402,544, respectively.

     Although the Fund's term expired on June 15, 1998, the Fund Administrator continues to earn a fee and continues to perform all operational and administrative services required by the Fund until the Fund is terminated and all such administrative functions are no longer required.

     For the nine months ended September 30, 1998 and 1997, the Fund incurred $111,621 and $212,890, respectively, in Independent General Partners' Fees and Expenses. For the three months ended September 30, 1998 and 1997, Independent General Partner's Fees and Expenses totalled $33,000 and $42,292, respectively.

     The Fund's Credit Facility, which provided the Fund with a maximum credit facility of $140 million was due to expire on July 31, 1998, however, the credit agreement was amended to instead expire at June 30, 1998. All fees incurred in connection with the credit agreement have been fully amortized as of June 30, 1998. Such amortization amounted to $384,079 during the six months ended June 30, 1998.

     The Fund paid Unused Commitment Fees of 1/2 of 1% per annum during the nine months ended September 30, 1998 of $18,854.

     Legal and Professional fees paid by the Fund consist primarily of legal fees incurred in conjunction with litigation. Legal and Professional Fees for the nine months ended September 30, 1998 and 1997 were $29,148 and $864,566, respectively. For the three months ended September 30, 1998 and 1997, Legal and Professional Fees were $28,774 and $216,561, respectively. The decrease in 1998 as compared to 1997 is attributable to the decrease in legal expenses incurred and the settlement of litigation.

Net Assets

     The Fund's net assets decreased by $53,683,506 during the nine months ended September 30, 1998, due to a net investment loss of $2,260,679, realized losses of $9,556,977 and cash distributions of $60,813,036 which was partically offset by net unrealized appreciation of $18,947,186

Unrealized Appreciation and Depreciation and Non-Accrual of Investments

     For the nine months ended September 30, 1998, the Fund recorded net unrealized appreciation of $18.9 million, all of which was a reversal of net unrealized depreciation for investments sold.

    For additional information, please refer to the Supplemental Schedule of Unrealized Appreciation and Depreciation - Schedule 2.

     The information presented herein is based on pertinent information available to the Managing General Partner and Investment Adviser as of September 30, 1998. Although the Managing General Partner and Investment Adviser are not aware of any factors not disclosed herein that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued since that time; and the current estimated fair value of these investments may have changed significantly since that point in time.

     For additional information, please refer to the Supplemental Schedule of Unrealized Appreciation and Depreciation - Schedule 2.

Realized Gains and Losses

     The net realized loss on investments sold during the nine months ended September 30, 1998 was $9,556,977 compared to a net realized gains of $5,795,392 for the same period in 1997.

    For additional information, please refer to the Supplemental Schedule of Realized Gains and Losses - Schedule 1.

Cash Distributions

     Because all of the Fund's debt holdings were previously sold or redeemed, remaining portfolio income expected to be received by the Fund is not sufficient to cover the Fund's expenses. As a result, any income received will be used to pay Fund expenses and will not be available for distribution.

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

     The settlement, which was approved by the Court at a hearing on July 16, 1998, provides for dismissal with prejudice of all claims against the Fund, the Fund's Investment Adviser and certain of its affiliates, the Fund's Managing General Partner and certain of its affiliates, and the Fund's Independent General Partners. Defendants, other than the Fund, have agreed to provide cash of $2.5 million and certain other considerations to settle the claims asserted in this action. The settlement became effective on August 24, 1998. Defendants continue to deny all liability in this action.

     Items 2 - 5 are herewith omitted as the response to all items is either none or not applicable.


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

     Exhibit 27 - Financial Data Schedule for the third quarter ended September 30, 1998.

(b) Reports on form 8-K:           NONE

                           SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of November, 1998.


                           ML-LEE ACQUISITION FUND, L.P.

                           By:  Mezzanine Investments, L.P.,
                           Managing General Partner

                           By:  ML Mezzanine Inc.,
                           its General Partner


Dated: November 12, 1998   /s/ Robert Remick
                           Robert Remick
                           Vice President and Treasurer
                           (Chief Financial Officer)

                           SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of November, 1998.


                           ML-LEE ACQUISITION FUND, L.P.

                           By:  Mezzanine Investments, L.P.,
                                Managing General Partner

                           By:  ML Mezzanine Inc.,
                                its General Partner


Dated: November 12, 1998   _____________________________
                           Robert Remick
                           Vice President and Treasurer
                           (Chief Financial Officer)