Form 10-K
period 1998-12-31
ML LEE ACQUISITION FUND L P
filed 1999-03-31
CIK 813343

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1998

                         Commission File Number 0-15669

                          ML-LEE ACQUISITION FUND, L.P.
      (Exact name of registrant as specified in its Governing Instruments)

              Delaware                            13-3426817
   (State or other jurisdiction        (IRS Employer Identification No.)
  of incorporation or organization)

                             World Financial Center
                            South Tower - 14th Floor
                          New York, New York 10080-6114
              (Address of principal executive offices and zip code)


Registrant's telephone number, including area code:  (212) 236-6562


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

Mezzanine and Bridge Investments

     The Fund commenced operations on October 19, 1987 and completed its Investment Period on June 15, 1991. As of December 31, 1998, the Fund had no Mezzanine or Bridge Investments outstanding.

     REVIEW OF INVESTMENTS SOLD DURING 1998

     BeefAmerica, Inc. ("BeefAmerica")
     --------------------------------

     On March 3, 1998, the Fund sold its remaining investment in BeefAmerica, consisting of 14,000 shares Sr. Preferred Stock and 10,000 shares Jr. Preferred Stock (the "Securities"), for $1 million to Lajara II LLC, a limited Liability Company owned by the Management of BeefAmerica Operating Company. The proceeds consisted of a $1 million Promissory Note payable to the Fund. The Securities have been pledged to secure the obligation of Lajara II, LLC under the Promissory Note and the Fund recognized a loss of $23 million. The operating performance at BeefAmerica continued to deteriorate and on October 8, 1998, the company filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. As a result, the Fund does not expect to collect any additional proceeds and has fully reserved against the $1 million promissory note.

     Chadwick-Miller, Inc. ("CMI")
     ----------------------------

     On July 9, 1998, pursuant to a purchase and sale agreement, the Fund sold its remaining Warrants to purchase Common and Preferred Stock of Chadwick Miller, (which includes all payment-in-kind securities) and received proceeds of $100. The Fund recognized a loss of $16.7 million on the transaction in the third quarter 1998. The Fund had previously recorded $16.7 million in unrealized depreciation on this investment, all of which was reversed at the time of this sale.

     Cole National Corporation ("Cole")
     ---------------------------------

     The Fund sold 567 Cole National Common Stock Purchase Warrants in May 1998, and received proceeds of $15,593, all of which was a realized gain.

     Playtex Products Inc. ("Playtex")
     --------------------------------

     On May 27, 1998, Playtex Products Inc. ("Playtex"), completed a public offering in the international markets of approximately 4 million shares of Common Stock at a net price of $13.215 per share (the "Playtex Offering"). Of the 4 million shares offered, approximately 3.3 million shares were offered by affiliates of the Thomas H. Lee Company, including the Fund, ML-Lee Acquisition Fund II, L.P. and ML-Lee Acquisition Fund (Retirement Accounts) II, L.P. As part of the Playtex Offering, the Fund sold its remaining investment in Playtex, consisting of approximately 1.4 million shares of Common Stock. The Fund received proceeds of $18.5 million and recognized a gain on the sale of approximately $15.3 million. Net Distributable Proceeds of $37.74 per Unit were distributed on July 21, 1998, to Limited Partners of record as of May 27, 1998.

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

     On April 2, 1998, Sunbeam Corporation ("Sunbeam") completed a tender offer for all of the outstanding shares of Signature Brands USA Common Stock for approximately $250 million ($8.25 per share) and assumed all the debt of Signature Brands USA. Pursuant to the Tender Offer, the Fund tendered all its shares of Signature Brands USA Common Stock and received proceeds of approximately $13 million and recognized a gain of $8.3 million. Net Distributable Capital Proceeds of $26.19 per Unit were distributed on April 23, 1998, to the Funds' Limited Partners of record as of April 2, 1998.

     Stanley Furniture Company, Inc. ("Stanley")
     ------------------------------------------

     On January 6, 1998 the Fund and affiliates of the Thomas H Lee Company including ML-Lee Acquisition Fund II, L.P. and ML-Lee Acquisition Fund (Retirement Accounts) II, L.P. (the "Lee Affiliates", and together with the Fund, the "Selling Stockholders") sold their remaining holdings of common stock in Stanley. The common stock of each of the Selling Stockholders was sold pursuant to a Form S-3 Registration Statement, which was declared effective by the Securities and Exchange Commission on December 23, 1997. In connection with the sale, the Fund sold its remaining 400,719 shares of common stock and received net proceeds of $10.8 million or $27 per share and recognized a gain of $5.8 million. On February 12, 1998, the Independent General Partners established a reserve of $1.65 million from these proceeds to pay future expenses of the Fund. Net Distributable Capital Proceeds from the sale, as defined in the Partnership Agreement, of $9.2 million or $18.63 per Unit were distributed to Limited Partners of record as of January 6, 1998.

     Magellan Health Services, Inc. (formerly Charter Medical Corporation)
     --------------------------------------------------------------------

     On May 4, 1998, the Fund sold 40,000 Common Stock Purchase Warrants of Magellan Health Services for $5,168 and recognized a gain of $1,168.

     SWO Holdings Corporation
     ------------------------

     During May 1998, the Fund sold its investment in SWO Holdings, consisting of 250,000 shares of SWO Holding Common Stock, 1,430 shares of Homeland Holdings Common Stock, and 1,506 Homeland Holdings Common Purchase Warrants and received aggregate proceeds of $11,102. The Fund recognized a loss of $679,312 from these sales.

     TLC Beatrice International Holdings, Inc.
     -----------------------------------------

     On April 17, 1998, pursuant to Rule 144 of the Securities Act of 1933, the Fund sold its investment of 25,500 shares of TLC Beatrice International Holdings Common Stock for $1.3 million, or $51.25 per share. The Fund recognized a gain of $1.29 million from the sale.

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

Item 3.  Legal Proceedings

     On April 10, 1998, the parties to Seidel v. Thomas H. Lee, et al, No. 93-494 (JJF), a putative class action brought on behalf of limited partners of the Fund, filed with United States District Court for the District of Delaware, a Stipulation of Settlement settling the action.

     The settlement, which was approved by the Court at a hearing on July 16, 1998, dismissed with prejudice all claims against the Fund, the Fund's Investment Adviser and certain of its affiliates, the Fund's Managing General Partner and certain of its affiliates, and the Fund's Independent General Partners. Defendants, other than the Fund, have provided cash of $2.5 million and certain other considerations to settle the claims asserted in this action. The settlement became effective on August 24, 1998. Defendants continue to deny all liability in this action.

     On August 2, 1996, an action was commenced against General Nutrition Companies, Inc. ("GNC"), its officers, directors and certain of its former shareholders, including the Fund, in the United States District Court for the Western District of Pennsylvania (the "Court"). Plaintiffs assert that GNC is liable for violations of Sections 11 and 12(a)(2) of the Securities Act of 1933 and Section 1-501(a) of the Pennsylvania Securities Act, arising out of allegedly false and misleading statements in the prospectus and registration statement for the February 7, 1996 public offering of GNC common stock, and for violations of Section 10 (b) of the Securities Exchange Act of 1934 and negligent misrepresentation arising out of allegedly false and misleading public statements during the period from the public offering through May 28, 1996. Plaintiffs also allege that certain officers, directors and shareholders of GNC, including the Fund, as well as the underwriters for the public offering, are liable for certain of such violations of the federal and state securities laws and/or control person liability in connection therewith, and negligent misrepresentation. Plaintiffs seek certification of the action as a class action purportedly on behalf of all persons, other than defendants, who purchased shares of GNC common stock during the proposed class action period from February 7, 1996 through May 28, 1996. After the defendants filed a motion to dismiss the action in its entirety, the plaintiffs filed an amended complaint. The defendants thereafter filed a motion to dismiss the amended complaint in its entirety, which motion has been fully briefed. The defendants in this action believe that the claims against them are without merit. In the opinion of legal counsel, the outcome of this case is not determinable at this time. On March 30, 1998, the Court entered an order adopting the Report and Recommendation of the Magistrate Judge granting defendants' motion to dismiss the amended complaint in its entirety with prejudice. Plaintiffs thereafter filed an appeal, which has been briefed and argued by both plaintiffs and defendants. The parties are awaiting the Court's decision on the appeal.

Item 4.  Submission of Matters to a Vote of Security-Holders

     No matters were submitted to a vote of the Limited Partners of the Fund during the fourth quarter ended December 31, 1998.

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

     The approximate number of Unit holders as of January 1, 1999, the last effective date of transfer (as described below), was 34,676. The Managing General Partner also holds a general partner interest in the Fund.

     MLPF&S reports estimated values of limited partnerships and other direct investments on client account statements and no longer reports the general partner's estimate of limited partnership net asset value to Unit holders. Pursuant to MLPF&S guidelines, estimated values for limited partnership interests originally sold by MLPF&S (such as the Fund's Units) are provided by independent valuation services. MLPF&S clients may contact their MLPF&S Financial Consultants to obtain a general description of the methodology used by the independent valuation services to determine their estimates of value. The estimated values provided by the independent services and the Fund's current net asset value as estimated by the general partner are not market values and Unit holders may not be able to sell their Units or realize either amount upon a sale of their Units. In addition, Unit holders may not realize the independent estimated value or the Fund's current net asset value upon the liquidation of the Fund's assets over its remaining life.

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

Item 6. Selected Financial Data

                                                                    For the Years Ended
Supplemental Information             December 31, 1998    December 31, 1997  December 31, 1996  December 31, 1995  December 31, 1994
Schedule
  Selected Financial Data

TOTAL FUND INFORMATION:

Net Investment Income (Loss)          $   (2,408,833)      $  9,323,884        $ (1,411,814)      $ (1,155,421)        $  9,305,007

Net Realized Gains (Losses) on
  Investments                             (9,556,977)        10,880,887          63,695,316         75,808,138          (37,008,074)
Net Change in Unrealized
  Appreciation(Depreciation) on
  Investments                             18,947,186         (8,132,721)        (23,317,903)         9,920,766            9,271,721

Cash Distributions to Partners     (a)    60,813,036         52,013,619         195,931,182        186,920,065           43,760,745

Net Assets                                 3,614,610         57,446,269          97,387,831        254,353,413          356,699,995
Cost of Mezzanine Investments                     --         54,199,296         103,063,947        223,694,546          336,632,272
Total Assets                               3,763,092         57,695,443          97,635,860        254,776,082          357,777,636

PER UNIT OF LIMITED PARTNERSHIP
INTEREST:
Investment Income                     $         1.22       $      26.66        $       6.21       $      11.68         $      37.10
Expenses                                       (6.11)             (7.72)              (9.08)            (14.03)              (18.20)
                                      --------------       ------------        ------------       ------------         ------------
Net Investment Income (Loss)                   (4.89)             18.94               (2.87)             (2.35)               18.90
                                      ==============       ============        ============       ============         ============
Net Realized Gains (Losses) on
  Investments                         $       (19.41)      $      22.10        $     129.35       $     153.95        $      (75.16)

Net Change in Unrealized
  Appreciation (Depreciation)                  38.48             (16.52)             (51.46)             20.15                18.83

Cash Distributions                 (a)        123.50             105.63              397.90             379.60                88.87
Cumulative Cash Distributions               1,578.54           1,455.04            1,349.41             951.51               571.91

Net Asset Value                                 6.64             115.96              197.07             519.95               727.79

(a) Includes $26,452,077 or $54.26 per Limited Partnership Unit return of capital from cash distributed during 1998.

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

     The Fund no longer generates sufficient cash to pay current obligations; however the Fund has available approximately $3.8 million of cash reserves to cover future expenses including all expenses related to the winding up of the Fund's affairs such as administrative and custodial expenses, and audit and tax preparation fees. Any proceeds received from the Promissory Note related to the Fund's investment in BeefAmerica Inc. (see Note 8) as well as any remaining cash reserves in excess of amounts required to pay the Fund's obligations prior to its termination will be distributed as soon as practicable as a final liquidating distribution to Limited Partners.

     On August 13, 1991, the Fund completed a refinancing of its credit agreement with a lending group led by The First National Bank of Chicago. The agreement provided the Fund with a maximum of $140 million, consisting of a $100 million term loan and a $40 million revolving credit line. The Credit Facility was due to expire on July 31, 1998, however, due to the expiration of the term of the Fund on June 15, 1998, and in order to stop incurring Unused Committment Fees the Credit agreement was amended to instead expire as of June 30, 1998.

     Because all of the Fund's debt investments were previously sold or redeemed, interest and other income expected to be received by the Fund will not be sufficient to cover the Fund's expenses. To fund the anticipated cash flow shortfall in the near future and to maintain adequate reserves for possible follow-on investments and expenses, the Fund reserved $15 million of the proceeds received from the Playtex notes sale in February, 1993. A portion of the reserve was used to make follow-on investments in American Health Companies, Duro-Test Corp., Chadwick-Miller, Signature Brands USA and Petco, along with distributions to partners totalling $1.4 million. In addition, $2.9 million was utilized from the reserve to pay down a portion of the First Chicago loan on January 6, 1994. In February 1998, the Independent General Partners approved an additional reserve of $1.65 million which has been reserved from the proceeds received from the sale of Stanley Furniture in January 1998. This reserve was established to fund anticipated cash shortfalls in the future. The Fund's reserve balance as of March 19, 1999 was approximately $3.8 million, which is made up of cash and temporary investments.

Results of Operations

Investment Income and Expenses

     The total investment income earned on investments for the year ended December 31, 1998 was $601,351, all of which was earned from Temporary Investments. The total investment income earned on investments for the year ended December 31, 1997 was $13,127,105, of which $12,510,356 was earned from Mezzanine Investments and $616,749 was earned from Temporary Investments.

     For the same period in 1996, total investment income earned on investments was $3,061,608, of which $1,611,001 was earned from Mezzanine Investments and $1,450,607 was earned from Temporary Investments.

     For the year ended December 31, 1998, the Fund had net investment loss from operations of $2,408,833 as compared to a net investment income of $9,323,884 and a net investment loss of $1,411,814 for the same periods in 1997 and 1996, respectively. The decrease in net investment income for the year ended December 31, 1998 compared to the year ended December 31, 1997 is the result of the sale of income producing portfolio companies in 1998.

     The increase in net investment income for the year ended December 31, 1997 versus the comparative period in 1996 is the result of an increase in dividend income received in connection with the sale of Alliance. Additionally, $6 million of settlement proceeds were received in 1997 pursuant to an agreement with Deloitte & Touche.

     Major expenses for the period consisted of Investment Advisory Fees and Legal and Professional Fees.

     The Investment Adviser and Fund Administrator receive their compensation on a quarterly basis. The total Investment Advisory Fee paid to the Investment Adviser for the year ended December 31, 1998 was $600,000, compared with $1,193,717 for the year ended December 31, 1997 and $1,282,991 for the year ended December 31, 1996. The fee is calculated at an annual rate of 1% of Assets Under Management, subject to certain reductions as specified in the Fund's Partnership Agreement with a minimum annual payment of $1.2 million. This decrease in 1998 as compared to 1997 and 1996 Investment Advisory Fees is due to the expiration of the Fund's term on June 15, 1998, which caused the Management Agreement between the Investment Adviser and the Fund to expire. As a result, the Investment Adviser is no longer receiving compensation for services rendered effective July 1, 1998, however, the Investment Adviser has agreed to provide investment advisory services to the Fund as needed until final liquidation.

     Legal and Professional Fees paid by the Fund consist primarily of legal fees incurred in conjunction with the Fund's litigation. For the years ended December 31, 1998, 1997 and 1996, legal and professional fees were $5,124, $854,470 and $1,559,223, respectively. This decrease from 1997 to 1998 is primarily attributable to the decrease in litigation expenses incurred by the Fund and the settlement of the litigation.

     Total Fund Administration Fees paid to the Fund Administrator for the years ended December 31, 1998, 1997 and 1996 were $300,000, $300,000 and $299,335, respectively. In accordance with Partnership Agreement, beginning October 19, 1995, the Fund Administration Fee changed to an annual fee of $300,000, plus 100% of actual out-of-pocket expenses incurred by the Fund Administrator. For the period ending October 19, 1995, Fund Administration Fees were calculated at an annual rate of 0.45% of net offering proceeds reduced by one-half of the sum of returns of capital to partners and realized losses on investments, with a minimum annual payment of $400,000. This decrease in Fund Administration Fees reflects adjustments relating to a return of capital and realized losses recorded in 1995 and the change in the Fund Administration fee to $300,000 per annum.

     Beginning October 19, 1995, the Fund Administrator is being reimbursed by the Fund for 100% of the out-of-pocket expenses incurred. Total out-of-pocket expenses incurred by the Fund for the years ended December 31, 1998, 1997 and 1996 were $542,747, $519,134 and $414,544, respectively.

     Loan fees consist of fees on the unused portion of the Fund's facility, loan administration fees, amortization of the loan advisory and facility fees and various miscellaneous fees attributable to the facility. Loan fees for the years ended December 31, 1998, 1997 and 1996 totaled $402,933, $700,249 and
$701,021 , respectively. This decrease in 1998 as compared to the 1997 and 1996 loan fees is the result of reductions in the Credit Facility.

Net Assets

     The Fund's net assets decreased by $53,831,660 during the year ended December 31, 1998 due to cash distributions of $60,813,036 (of which $26,451,153 was return of capital from the sales of portfolio investments) and reversal of unrealized depreciation of $18,947,186 partially offset by net realized losses of $9,556,977 and net investment loss of $2,408,833.

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

Unrealized Appreciation and Depreciation on Investments

     For the year ended December 31, 1998, the Fund recorded total net unrealized appreciation of $18.9 million. Approximately $19.0 million was net unrealized depreciation in the market value of publicly traded securities sold by the Fund at December 31, 1998. This compares to a net unrealized depreciation of $8.1 million of which $2.8 million was a reversal of net unrealized depreciation for investments sold during 1997. For the year ended December 31, 1996, the Fund recorded net unrealized appreciation of $23.3 million of which $27.5 million was net unrealized appreciation in market value of publicly traded securities held by the Fund at December 31, 1996. The Fund's cumulative net unrealized depreciation on investments at December 31, 1998 totaled zero.

     For additional information, please refer to the Supplemental Schedule of Unrealized Appreciation and Depreciation (Schedule 2).

Realized Gains and Losses

     Net realized losses on investments for the year ended December 31, 1998 were $9,556,977 compared to a net realized gain of $10,880,887 in 1997 and a net realized gain of $63,695,316 for 1996.

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

Year 2000 Compliance Initiative

     The year 2000 ("Y2K") problem is the result of a widespread programming technique that causes computer systems to identify a date based on the last two numbers of a year, with the assumption that the first two numbers of the year are "19". As a result, the year 2000 would be stored as "00", causing computers to incorrectly interpret the year as 1900. Left uncorrected, the Y2K problem may cause information technology systems (e.g., computer databases) and non-information technology systems (e.g., elevators) to produce incorrect data or cease operating completely.

     Overall, the Fund believes that it has identified and evaluated its internal Y2K problem and that it is devoting sufficient resources to renovating technology systems that are not already Y2K compliant. The Fund has been working with third-party software vendors to ensure that computer programs utilized by the Fund are Y2K compliant. In addition, the Fund has contacted third parties to ascertain whether these entities are addressing the Y2K issue within their own operation.

     Mezzanine Investment L.P., through ML Mezzanine Inc. is responsible for providing administrative and accounting services necessary to support the Fund's operations, including maintenance of the books and records, maintenance of the partner database, issuance of financial reports and tax information to partners and processing distribution payments to partners. In 1995, Merrill Lynch established the Year 2000 Compliance Initiative, which is an enterprisewide effort (of which ML Mezzanine Inc. is a part) to address the risks associated with the Y2K problem, both internal and external. The integration testing phase, which will occur throughout 1999, validates that a system can successfully interface with both internal and external systems. Merrill Lynch continues to survey and communicate with third parties whose Year 2000 readiness is important to the company. Based on the nature of the response and the importance of the product or service involved, Merrill Lynch determines if additional testing is needed.

     Merrill Lynch will participate in further industrywide testing currently scheduled for March and April 1999, which will involve an expanded number of firms, transactions, and conditions.

     Although the Fund has not finally determined the cost associated with its Year 2000 readiness efforts, the Fund does not anticipate the cost of the Y2K problem to be material to its business, financial condition or results of operations in any given year. However, there can be no guarantee that the systems of other companies on which the Fund's systems rely will be timely converted, or that a failure to convert by another company or a conversion that is incompatible with the Fund's systems would not have a material adverse effect on the Fund's business, financial condition or results of operations.

Item 7A.  Quantitative and Qualitative Disclosure About Market
                  Risk

     As of December 31, 1998, the Fund maintains a portion of its cash equivalents in financial instruments with original maturities of three months or less. These financial instruments are subject to interest rate risk, and will decline in value if interest rates increase. A significant increase or decrease in interest rates would not have a material effect on the Fund's financial position.


Cash Distributions
     The following  table  represents  distributions  approved by the Individual
General Partners of ML-Lee  Acquisition Fund, L.P. since inception  (October 19,
1987):

                              Total            Total Distributed to         Per Unit        Managing
                           Distributed          Limited Partners           Return of        General       Incentive
                              Cash              Amount        Per Unit*      Capital**      Partner        Fee***
Fourth Quarter 1987        $   2,577,304   $   2,551,531      $    6.14    $      -       $  25,773     $       -
First Quarter 1988             6,328,879       6,266,217          14.80           -          62,662             -
Second Quarter 1988            7,495,858       7,420,899          16.50           -          74,959             -
Third Quarter 1988            14,228,737      14,086,450          29.45           -         142,287             -
Fourth Quarter 1988           13,788,416      13,074,454          26.82           -         137,884       576,078
First Quarter 1989            16,291,215      15,034,161          30.84           -         162,929     1,094,125
Second Quarter 1989           15,374,977      13,771,564          28.25           -         153,740     1,449,673
Third Quarter 1989            36,416,661      28,292,735          58.64           -         364,164     7,759,762
Fourth Quarter 1989           19,252,214      13,284,076          27.25           -         192,558     5,775,580
First Quarter 1990            10,119,121       7,180,713          14.73           -         101,197     2,837,211
Second Quarter 1990            5,270,048       3,636,668           7.46           -          52,690     1,580,690
Third Quarter 1990            12,467,001       9,783,904          20.07           -         124,649     2,558,448
Fourth Quarter 1990            7,138,368       6,488,478          13.31           -          71,384       578,506
First Quarter 1991             1,496,932       1,481,967           3.04           -          14,965             -
Second Quarter 1991            5,298,352       5,245,382          10.76           -          52,970             -
Third Quarter 1991             5,539,662       5,484,251          11.25           -          55,411             -
Fourth Quarter 1991            6,829,769       6,761,472          13.87           -          68,297             -
First Quarter 1992             9,611,889       9,515,786          19.52           -          96,103             -
Second Quarter 1992            5,997,616       5,937,616          12.18       10.37          60,000             -
Third Quarter 1992             1,570,785       1,555,090           3.19           -          15,695             -
Fourth Quarter 1992            1,989,335       1,969,456           4.04           -          19,879             -
First Quarter 1993            18,170,064      17,988,344          36.90       36.15         181,720             -
Second Quarter 1993            5,086,627       5,035,761          10.33         .86          50,866             -
Third Quarter 1993            31,366,725      31,053,049          63.70           -         313,676             -
Fourth Quarter 1993           29,052,375      28,761,851          59.00           -         290,524             -
First Quarter 1994             8,001,724       7,921,696          16.25        6.52          80,028             -
Second Quarter 1994            1,083,292       1,072,476           2.20        1.22          10,816             -
Third Quarter 1994             5,623,355       5,567,124          11.42         .48          56,231             -
Fourth Quarter 1994            7,602,855       7,526,830          15.44        5.04          76,025             -
First Quarter 1995            44,671,712      44,225,002          90.72       41.20         446,710             -
Second Quarter 1995           19,863,955      19,665,306          40.34       17.13         198,649             -
Third Quarter 1995           114,781,543     113,633,686         233.10       60.61       1,147,857             -
Fourth Quarter 1995            5,391,914       5,338,005          10.95   (a) 13.66          53,909             -
First Quarter 1996            26,916,067      26,646,919          54.66       53.06         269,148             -
GNC Distribution on
  March 29, 1996             101,737,501     100,720,102         206.61       27.94       1,017,399             -
Petco Distribution on
  June 11, 1996               40,289,255      39,886,350          81.82       16.66         402,905             -
Second Quarter 1996            4,027,927       3,987,660           8.18        6.45          40,267             -
Third Quarter 1996               709,056         701,984           1.44   (a)  2.15           7,072             -
Stanley Distribution
  on December 23, 1996        16,860,231      16,691,623          34.24       27.78         168,608             -
Fourth Quarter 1996              650,009         643,485           1.32   (a)  2.04           6,524             -
First Quarter 1997               285,576         282,744            .58   (a)   .79           2,832             -
Second Quarter 1997           14,181,503      14,039,683          28.80       18.12         141,820             -
Third Quarter 1997             5,997,616       5,937,616          12.18           -          60,000             -
Fourth Quarter 1997           49,674,649      49,177,891         100.88       71.08         496,759             -
First Quarter 1998             9,173,668       9,081,920          18.63       10.20          91,748             -
Signature Distribution
   on April 23, 1998          12,896,300      12,767,337          26.19        9.24         128,963             -
Second Quarter 1998           19,967,334      19,767,679          40.55        6.77         199,655             -
                           -------------   -------------      ---------   ---------    ------------    -----------
Totals                     $ 799,145,971   $ 766,944,993      $1,578.54   $  445.52    $  7,990,906    $24,210,073
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

Item 8.       Financial Statements and Supplementary Data


                          ML-LEE ACQUISITION FUND, L.P.


                                TABLE OF CONTENTS


Report of Independent Accountants

Statements of Assets,  Liabilities and Partners' Capital As of
   December 31, 1998 and December 31, 1997

Statements of Operations
   For the Years Ended December 31, 1998, 1997 and 1996

Statements of Changes in Net Assets
   For the Years Ended December 31, 1998, 1997 and 1996

Statements of Cash Flows
   For the Years Ended December 31, 1998, 1997 and 1996

Statements of Changes in  Partners'  Capital
   For the Years Ended December 31, 1998, 1997 and 1996

Schedule of Portfolio Investments - December 31, 1998

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

PART III - OTHER INFORMATION

Item 10. Directors and Executive Officers of the Registrant
Item 14. Exhibits Financial Statement Schedules and Reports on Form 8-K.

                       Report of Independent Accountants


To the General and Limited Partners of
ML-Lee Acquisition Fund L.P.

     In our opinion, the accompanying statements of assets, liabilities and partners' capital, including the schedule of portfolio investments, and the related statements of operations, of changes in net assets, of cash flows, and of changes in partners' capital present fairly, in all material respects, the financial position of ML-Lee Acquisition Fund L.P. (the "Fund") at December 31, 1998 and 1997, and the results of its operations, the changes in its net assets, its cash flows, and the changes in its partners' capital for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Fund's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits, which included confirmation of securities at December 31, 1998 by correspondence with the custodian, provide a reasonable basis for the opinion expressed above.

     As discussed in Note 1, the Fund dissolved on June 15, 1998 and has until June 15, 2003 to liquidate its remaining assets.

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





/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
New York, New York





March 23, 1999

                          ML-LEE ACQUISITION FUND, L.P.
             STATEMENTS OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
                             (DOLLARS IN THOUSANDS)

                                                                                December 31, 1998      December 31, 1997
                                                                               -------------------    ------------------

Assets:
Investments - Notes 2, 8, 9
Portfolio Investments at fair value
    Managed Companies (cost $0 at December 31, 1998 and
         $53,480 at December 31, 1997)                                                    $    --                $35,227
    Non-Managed Companies (cost $0 at December 31, 1998 and
         $720 at December 31, 1997)                                                            --                     26
    Temporary Investments, at amortized cost (cost $3,760 at
         December 31, 1998 and $18,062 at December 31, 1997)                                3,760                 18,125
Cash                                                                                            3                      1
Prepaid Loan Fees - Notes 2, 4                                                                 --                    384
Prepaid Expenses                                                                               --                      6
Note Receivable (Net of reserve of $1,000 at December 31, 1998)                                --                  3,926
                                                                                          -------               --------
Total Assets                                                                              $ 3,763                $57,695
                                                                                          =======               ========

Liabilities and Partners' Capital:

Liabilities
    Legal and Professional Fees Payable                                                   $     1                $   110
    Reimbursable Administrative Expenses Payable                                              125                    116
    Independent General Partner Expenses Payable                                               23                     23
                                                                                          -------                -------
Total Liabilities                                                                             149                    249
                                                                                          -------                -------
Partners' Capital - Note 2
    Managing General Partner                                                                  379                    918
    Limited Partners (487,489 Units)                                                        3,235                 56,528
                                                                                          -------                -------
Total Partners' Capital                                                                     3,614                 57,446
                                                                                          -------                -------
Total Liabilities and Partners' Capital                                                   $ 3,763                $57,695
                                                                                          =======                =======


                     See the Accompanying Notes to Financial Statements.

                                           ML-LEE ACQUISITION FUND, L.P.
                                             STATEMENTS OF OPERATIONS
                                               (DOLLARS IN THOUSANDS)



                                                                          For the Years Ended December 31,
                                                                          1998            1997            1996
                                                                     ---------       ---------       ---------
Investment Income - Notes 2, 8, 10:
Interest                                                             $      16             912           1,444
Discount                                                                   585             601           1,451
Dividend & Other Income                                                      1          11,614             167
                                                                     ---------       ---------       ---------
    Total Income                                                           602          13,127           3,062
                                                                     ---------       ---------       ---------
Expenses:
Investment Advisory Fee - Note 5                                           600           1,194           1,283
Fund Administration Fee - Note 6                                           300             300             299
Provision for Uncollectible Receivable - Note 8                          1,000            --                 0
Loan Fees - Notes 2, 4                                                     403             700             701
Independent General Partners' Fees and Expenses - Note 7                   145             227             208
Legal and Professional Fees                                                  5             855           1,559
Reimbursable Administrative Expenses - Note 6                              543             519             415
Insurance Expense                                                           15               8               8
                                                                     ---------       ---------       ---------

    Total Expenses                                                       3,011           3,803           4,473
                                                                     ---------       ---------       ---------
Net Investment Income (Loss)                                            (2,409)          9,324          (1,411)
                                                                     ---------       ---------       ---------
Net Realized Gain (Loss) on Investments -
     Note 8 and Schedule 1                                              (9,557)         10,881          63,695
                                                                     ---------       ---------       ---------
Net Change in Unrealized Appreciation (Depreciation)
     on Investments - Note 9 and Schedule 2
        Publicly Traded Securities                                     (18,959)         (1,133)        (84,416)
        Nonpublic Securities                                            37,906          (7,000)         61,098
                                                                     ---------       ---------       ---------

             Subtotal                                                   18,947          (8,133)        (23,318)
                                                                     ---------       ---------       ---------
Net Increase (Decrease) in Net Assets
   Resulting From Operations                                         $   6,981       $  12,072       $  38,966
                                                                     =========       =========       =========



                  See the Accompanying Notes to Financial Statements.


                             ML-LEE ACQUISITION FUND, L.P.
                          STATEMENTS OF CHANGES IN NET ASSETS
                                (DOLLARS IN THOUSANDS)



                                                                                      For the Years Ended December 31,
                                                                                    1998            1997            1996
                                                                               ---------       ---------       ---------
From Operations:

Net Investment Income (Loss)                                                   $  (2,409)       $  9,324        $ (1,411)

Net Realized Gain (Loss) on Investments                                           (9,557)         10,881          63,695

Net Change in Unrealized Appreciation (Depreciation) on Investments               18,947          (8,133)        (23,318)
                                                                               ---------       ---------       ---------

Net Increase in Net Assets Resulting from Operations                               6,981          12,072          38,966

Cash Distributions to Partners                                                   (60,813)        (52,014)       (195,931)
                                                                               ---------       ---------       ---------

Total Decrease                                                                   (53,832)        (39,942)       (156,965)

Net Assets:

Beginning of Period                                                               57,446          97,388         254,353
                                                                               ---------       ---------       ---------

End of Period                                                                  $   3,614        $ 57,446        $ 97,388
                                                                               =========       =========       =========


                 See the Accompanying Notes to Financial Statements.

                                         ML-LEE ACQUISITION FUND, L.P.
                                           STATEMENTS OF CASH FLOWS
                                            (DOLLARS IN THOUSANDS)


                                                                                       For the Years Ended December 31,
                                                                                     1998            1997            1996
                                                                                ---------       ---------       ---------
Increase (Decrease) in Cash and Cash Equivalents
Cash Flows From Operating Activities:
  Interest, Dividends and Discount Income                                       $     665       $  13,370       $   2,598
  Investment Advisory Fee                                                            (600)         (1,194)         (1,283)
  Fund Administration Fee                                                            (300)           (300)           (299)
  Legal and Professional Fees                                                        (101)           (883)         (1,393)
  Loan Fees and Expenses                                                              (29)            (53)            (62)
  Independent General Partners' Fees and Expenses                                    (145)           (227)           (213)
  (Purchase) Sale of Temporary Investments, Net                                    14,302         (14,021)          3,317
  Reimbursable Administrative Expenses                                               (545)           (506)           (483)
  Proceeds from Sale of Portfolio Company Investments                              47,568          55,819         187,705
                                                                                ---------       ---------       ---------

Net Cash Provided by Operating Activities                                          60,815          52,005         189,887
                                                                                ---------       ---------       ---------
Cash Flows From Financing Activities:
  Cash Distributions to Partners                                                  (60,813)        (52,014)       (195,931)
                                                                                ---------       ---------       ---------

Net Cash Applied to Financing Activities                                          (60,813)        (52,014)       (195,931)
                                                                                ---------       ---------       ---------
  Net Increase (Decrease) in Cash                                                       2              (9)         (6,044)
  Cash at Beginning of Year                                                             1              10           6,054
                                                                                ---------       ---------       ---------

Cash at End of Year                                                             $       3       $       1       $      10
                                                                                =========       =========       =========

Reconciliation of Net Investment Income (Loss) to
   Net Cash Provided by Operating Activities

Net Investment Income (Loss)                                                    $  (2,409)      $   9,324       $  (1,411)
                                                                                ---------       ---------       ---------
Adustments to Reconcile Net Investment Income (Loss)
    to Net Cash Provided by Operating Activities
  Decrease in Investments                                                          68,513          34,844         123,947
 (Increase) Decrease in Receivable for Investments Sold
   (Net of Allowance)                                                               3,926          (3,926)          3,377
 (Increase) Decrease in Accrued Interest,
    Dividend and Discount Receivables                                                  51             243            (458)
  Decrease in Prepaid Expenses                                                        391             638             748
  Increase in Independent General Partner Fees Payable                                 --              --              (5)
  Increase (Decrease) in Reimbursable Administrative Expenses Payable                   9              13             (68)
  Increase (Decrease) in Legal and Professional Fees Payable                         (109)            (12)             62
  Net Realized Gain (Loss) on Investments                                          (9,557)         10,881          63,695
                                                                                ---------       ---------       ---------

Total Adjustments                                                                  63,224          42,681         191,298
                                                                                ---------       ---------       ---------
Net Cash Provided by Operating Activities                                       $  60,815      $   52,005       $ 189,887
                                                                                =========      ==========       =========





               See the Accompanying Notes to Financial Statements.

                          ML-LEE ACQUISITION FUND, L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                             (DOLLARS IN THOUSANDS)


                                                                        Managing
                                                                         General           Limited
                                                                         Partner          Partners          Total
                                                                    ------------      ------------   ------------
For the Twelve Months Ended December 31, 1996
Partners' Capital at January 1, 1996                                $        884      $    253,469   $    254,353
Allocation of Net Investment Loss                                            (14)           (1,397)        (1,411)
Allocation of Net Realized Gain on Investments                               637            63,058         63,695
Allocation of Net Change in Unrealized Depreciation                        1,769           (25,087)       (23,318)
Cash Distributions to Partners                                            (1,959)         (193,972)      (195,931)
                                                                    ------------      ------------   ------------
Partners' Capital at December 31, 1996                              $      1,317      $     96,071   $     97,388
                                                                    ============      ============   ============

For the Twelve Months Ended December 31, 1997
Partners' Capital at January 1, 1997                                $      1,317      $     96,071   $     97,388
Allocation of Net Investment Income                                           93             9,231          9,324
Allocation of Net Realized Gain on Investments                               109            10,772         10,881
Allocation of Net Change in Unrealized Depreciation                          (81)           (8,052)        (8,133)
Cash Distributions to Partners                                              (520)          (51,494)       (52,014)
                                                                    ------------      ------------   ------------
Partners' Capital at December 31, 1997                              $        918      $     56,528   $     57,446
                                                                    ============      ============   ============

For the Twelve Months Ended December 31, 1998
Partners' Capital at January 1, 1998                                $        918      $     56,528   $     57,446
Allocation of Net Investment Loss                                            (24)           (2,385)        (2,409)
Allocation of Net Realized Loss on Investments                               (96)           (9,461)        (9,557)
Allocation of Net Change in Unrealized Depreciation                          189            18,758         18,947
Cash Distributions to Partners                                              (608)          (60,205)       (60,813)
                                                                    ------------      ------------   ------------
Partners' Capital at December 31, 1998                              $        379      $      3,235   $      3,614
                                                                    ============      ============   ============



               See the Accompanying Notes to Financial Statements.

                                                ML-LEE ACQUISITION FUND, L.P.
                                             SCHEDULE OF PORTFOLIO INVESTMENTS
                                                       DECEMBER 31, 1998
                                                    (DOLLARS IN THOUSANDS)
                                                          (CONTINUED)
                                                                                                                  Fair      % Of
                                                                                    Investment      Investment    Value    Total
Shares/Warrants     Investment                                                         Date           Cost      (Note 2) Investments

                    TEMPORARY INVESTMENTS

                    TIME DEPOSITS

$3,760              State Street Bank Time Deposit, 3.75% due 1/4/99                12/31/98             3,760     3,760      100.00
                    ------------------------------
                    TOTAL INVESTMENT IN TIME DEPOSITS                                                    3,760     3,760      100.00
                                                                                                      ------------------------------
                    TOTAL TEMPORARY INVESTMENTS                                                          3,760     3,760      100.00
                                                                                                      ------------------------------
                    TOTAL INVESTMENT PORTFOLIO                                                        $  3,760  $  3,760      100.00
                                                                                                      ==============================




See the Accompanying Notes to Financial Statements.

                          ML-LEE ACQUISITION FUND, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998


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

     The term of the Fund expired on June 15, 1998 resulting in the dissolution of the Fund. The Fund has an additional five years to liquidate its remaining investments. As of December 31, 1998, the Fund has sold all of its remaining investments in Portfolio Companies. The last portfolio-related asset held by the Fund is a $1 million (principal amount) Promissory Note related to the sale of the Fund's interest in BeefAmerica Inc. (see Note 8). The Promissory Note was written-down to zero during 1998. The Fund no longer generates sufficient cash to pay current obligations; however the Fund has available approximately $3.8 million of cash reserves to cover future expenses including all expenses related to the winding up of the Fund's affairs such as administrative and custodial expenses, and audit, tax and legal fees. Any remaining cash reserves in excess of amounts required to pay the Fund's obligations prior to its termination (as discussed in Note 12) will be distributed as soon as practicable as a final liquidating distribution to Limited Partners.

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

Payment-In-Kind Securities

     All payment-in-kind securities received in lieu of cash interest payments by the Fund's portfolio companies are recorded at face value (which approximates accrued interest), unless the Investment Adviser and the Managing General Partner determine that there is no reasonable assurance of collecting the full principal amounts of such securities. As of December 31, 1998, the Fund had no payment-in-kind securities.

Investment Transactions

     The Fund records investment transactions on the date on which it obtains an enforceable right to demand the securities or payment therefor. The Fund records Temporary Investment transactions on the trade date.

     Realized gains and losses on investments are determined on the basis of specific identification for accounting and tax purposes.

Loan Facility and Advisory Fees

     Loan Facility and Advisory Fees were amortized over the life (7 years) of the Facility which commenced in August, 1991.

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

4.  Leverage

     The Fund entered into an amended credit agreement, dated as of August 13, 1991 (the "Credit Facilities"), with a lending group led by the First National Bank of Chicago ("First Chicago"), which provided the Fund with a maximum credit facility of $140 million. The Credit Facilities consisted of a $100 million term loan and a $40 million secured revolving credit line. In October of 1993, the Fund amended the credit agreement enabling it to make prepayments of the term loan at any time and without any corresponding reduction to the revolving line of credit. As a result of paydowns of the term loan the Fund's outstanding balance was paid in full as of March 29, 1994. The Credit Facility was due to expire on July 31, 1998, however due to the expiration of the term of the Fund on June 15, 1998, and in order to stop incurring Unused Commitment Fees, the credit agreement was amended to expire as of June 30, 1998.

     In connection with the Credit Facilities, the Fund incurred the following loan fees:

     Nonrecurring loan advisory and loan facility fees of $4,441,580, paid to First Chicago in 1991 in connection with the creation of the credit facility, which were amortized over the life of the credit facility. The amount expensed for the year ended December 31, 1998 was $368,531. The Credit Facility expired on June 30, 1998.

     An annual Loan Administration Fee of $25,000 for the administration of the credit facility. The amount expensed for the year ended December 31, 1998 was $15,548.

     An Unused Commitment Fee of 1/2 of 1% per annum of the unused line of credit. The amount expensed for the year ended December 31, 1998 was $18,854.

     For the years ended December 31, 1998, 1997 and 1996, the Fund incurred $402,933, $700,249, and $701,021, respectively, in total loan fees.

5.   Investment Advisory Fee

     The expiration of the Fund's term on June 15, 1998, has caused the Management Agreement between the Investment Adviser and the Fund to expire. As a result, the Investment Adviser is no longer receiving compensation for services rendered effective July 1, 1998, however the Investment Adviser has agreed to provide investment advisory services to the Fund as needed until final liquidation.

     The Investment Adviser provides for the identification, management and liquidation of investments for the Fund. As compensation for services rendered to the Fund, the Investment Adviser received a quarterly fee at the annual rate of 1% of assets under management (net offering proceeds, reduced by cumulative capital reductions, plus outstanding bank borrowing as specified in the Fund's Partnership Agreement), with a minimum annual fee of $1.2 million. The Investment Advisory Fee was calculated and paid quarterly, in advance. For the years ended December 31, 1998, 1997 and 1996, the Fund paid $600,000, $1,193,717, and $1,282,991, respectively, in Investment Advisory Fees to Thomas
H. Lee Advisors I. As of July 1, 1998, the Fund no longer pays Investment Advisory Fees to Thomas H. Lee Advisors I.

6.  Fund Administration Fee and Expenses

     ML Fund Administrators Inc. (the "Fund Administrator") (an affiliate of the Managing General Partner) performs the operational and administrative services necessary for the management of the Fund. Beginning October 19, 1995, the Fund Administration Fee is calculated at an annual fee of $300,000 plus out-of-pocket expenses incurred by the Fund Administrator, as described below. The Fund Administration Fee is paid quarterly, in advance. For the years ended December 31, 1998, 1997, and 1996, the Fund paid $300,000, $300,000, and $299,335 respectively, in Fund Administration Fees.

     Beginning October 19, 1995, in accordance with the Partnership Agreement, the Fund Administrator is being reimbursed by the Fund for 100% of administrative expenses incurred. Actual out-of-pocket expenses ("reimbursable expenses") primarily consist of printing, audits, tax preparation and custodian fees. Total out-of-pocket expenses incurred by the Fund for the years ended December 31, 1998, 1997 and 1996 were $542,747, $519,134, and $414,544, respectively.

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

     For the years ended December 31, 1998, 1997 and 1996, the Fund incurred $144,670, $227,171, and $207,827, respectively, in Independent General Partners' Fees and Expenses.

8.   Investment Transactions

     On January 6, 1998 the Fund and affiliates of the Thomas H. Lee Company (the "Lee Affiliates", together with the Fund, the "Selling Stockholders") sold their remaining holdings of common stock in Stanley Furniture Co. ("Stanley"). The common stock of each of the Selling Stockholders was sold pursuant to a Form S-3 Registration Statement, which was declared effective by the Securities and Exchange Commission on December 23, 1997. In connection with the sale, the Fund sold its remaining 400,719 shares of common stock and received net proceeds of $10.8 million or $27 per share. On February 12, 1998, the Independent General Partners established a reserve of $1.65 million from these proceeds to pay future expenses of the Fund. Net Distributable Capital Proceeds from the sale, as defined in the Partnership Agreement, of $9.2 million or $18.63 per Unit were distributed to Limited Partners of record as of January 6, 1998.

     On April 2, 1998, Sunbeam Corporation ("Sunbeam") completed a tender offer for all of the outstanding shares of Signature Brands USA Common Stock for approximately $250 million ($8.25 per share) and assumed all the debt of Signature Brands USA. Pursuant to the Tender Offer, the Fund tendered all its shares of Signature Brands USA Common Stock and received proceeds of approximately $13 million. Net Distributable Capital Proceeds of $26.19 per Unit were distributed on April 23, 1998, to the Fund's Limited Partners of record as of April 2, 1998.

     On March 3, 1998, the Fund sold its remaining investment in BeefAmerica, consisting of 14,000 shares Sr. Preferred Stock and 10,000 shares Jr. Preferred Stock (the "Securities"), for $1 million to Lajara II LLC, a limited Liability Company owned by the Management of BeefAmerica Operating Company. The proceeds consisted of a $1 million Promissory Note payable to the Fund. The Securities have been pledged to secure the obligation of Lajara II, LLC under the Promissory Note and the Fund recognized a loss of $23 million. The operating performance at BeefAmerica has continued to deteriorate and on October 8, 1998, the company filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code (see Note 13). As a result, the Fund does not expect to collect any additional proceeds and has fully reserved against the $1 million Promissory Note.

     On May 27, 1998, Playtex Products Inc. ("Playtex"), completed a public offering in the international markets of approximately 4 million shares of Common Stock at a net price of $13.215 per share (the "Playtex Offering"). Of the 4 million shares offered, approximately 3.3 million shares were offered by affiliates of the Thomas H. Lee Company, including the Fund, ML-Lee Acquisition Fund II, L.P. and ML-Lee Acquisition Fund (Retirement Accounts) II, L.P. As part of the Playtex Offering, the Fund sold its remaining investment in Playtex, consisting of approximately 1.4 million shares of Common Stock. The Fund received proceeds of $18.6 million and recognized a gain on the sale of approximately $15.3 million. Net Distributable Proceeds of $37.74 per Unit were distributed on July 21, 1998, to Limited Partners of record as of May 27, 1998.

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

     On July 9, 1998, pursuant to a purchase and sale agreement, the Fund sold its remaining Warrants to purchase Common and Preferred Stock of Chadwick Miller, (which includes all payment-in-kind securities) and received proceeds of $100. The Fund recognized a loss of $16.7 million on the transaction in the third quarter 1998. The Fund had previously recorded $16.7 million in unrealized depreciation on this investment, all of which was reversed at the time of this sale.

9. Unrealized Appreciation and Depreciation of Investments

     For information please refer to the Supplemental Schedule of Unrealized Appreciation and Depreciation (Schedule 2).

10. Litigation

     On April 10, 1998, the parties to Seidel v. Thomas H. Lee, et al, No. 93-494 (JJF), a putative class action brought on behalf of limited partners of the Fund, filed with United States District Court for the District of Delaware, a Stipulation of Settlement settling the action.

     The settlement, which was approved by the Court at a hearing on July 16, 1998, dismissed with prejudice all claims against the Fund, the Fund's Investment Adviser and certain of its affiliates, the Fund's Managing General Partner and certain of its affiliates, and the Fund's Independent General Partners. Defendants, other than the Fund, have provided cash of $2.5 million and certain other considerations to settle the claims asserted in this action. The settlement became effective on August 24, 1998. Defendants continue to deny all liability in this action.

     The Fund had previously advanced legal expenses incurred by certain defendants and has included such expenses in Legal and Professional Fees in the Financial Statements.

     On August 2, 1996, an action was commenced against General Nutrition Companies, Inc. ("GNC"), its officers, directors and certain of its former shareholders, including the Fund, in the United States District Court for the Western District of Pennsylvania (the "Court"). Plaintiffs assert that GNC is liable for violations of Sections 11 and 12(a)(2) of the Securities Act of 1933 and Section 1-501(a) of the Pennsylvania Securities Act, arising out of allegedly false and misleading statements in the prospectus and registration statement for the February 7, 1996 public offering of GNC common stock, and for violations of Section 10 (b) of the Securities Exchange Act of 1934 and negligent misrepresentation arising out of allegedly false and misleading public statements during the period from the public offering through May 28, 1996. Plaintiffs also allege that certain officers, directors and shareholders of GNC, including the Fund, as well as the underwriters for the public offering, are liable for certain of such violations of the federal and state securities laws and/or control person liability in connection therewith, and negligent misrepresentation. Plaintiffs seek certification of the action as a class action purportedly on behalf of all persons, other than defendants, who purchased shares of GNC common stock during the proposed class action period from February 7, 1996 through May 28, 1996. After the defendants filed a motion to dismiss the action in its entirety, the plaintiffs filed an amended complaint. The defendants thereafter filed a motion to dismiss the amended complaint in its entirety, which motion has been fully briefed. The defendants in this action believe that the claims against them are without merit. In the opinion of legal counsel, the outcome of this case is not determinable at this time. On March 30, 1998, the Court entered an order adopting the Report and Recommendation of the Magistrate Judge granting defendants' motion to dismiss the amended complaint in its entirety with prejudice. Plaintiffs thereafter filed an appeal, which has been briefed and argued by both plaintiffs and defendants. The parties are awaiting the Court's decision on the appeal.

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

     During 1998, the Managing General Partner received cash distributions in the amount of $608,144 representing its 1% interest in the Fund.

12.  Reserves

     In February 1993, the Fund established a $15 million reserve to provide funds for follow-on investments and to pay expenses. On February 12, 1998, the Independant General Partners approved an additional reserve of $1.65 million to fund anticipated cash shortfalls. This reserve was established from the proceeds received from the sale of Stanley Furniture Common Stock in January 1998.

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

     Pursuant to the Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes, the Fund is required to disclose any difference in the tax basis of the Fund's assets and liabilities versus the amounts reported in the financial statements. As of December 31, 1998, the tax basis of the Fund's assets are greater than the amounts reported in the financial statements by $1 million. This difference is primarily attributable to the write-off of a receivable which has not been recognized for tax purposes.


                                   SCHEDULE 1
                          ML-LEE ACQUISITION FUND, L.P.
                SUPPLEMENTARY SCHEDULE OF REALIZED GAINS (LOSSES)
                      FOR THE YEAR ENDED DECEMBER 31, 1998
                    (DOLLARS IN THOUSANDS, SHARES ARE ACTUAL)

                                                               Number Of    Investment
Security                                                Shares/Principal       Cost        Net Proceeds   Realized Gain
                                                            ------------   ------------    ------------   ------------

Stanley Furniture Company Inc.           Common Stock            400,719      $   5,021      $   10,819       $  5,798

BeefAmerica Incorporated                  Jr. and Sr.
  Other Securities                    Preferred Stock         $   24,000         24,000           1,000        (23,000)

Signature Brands USA                     Common Stock          1,563,053          4,552          12,895          8,343

Playtex Products Inc.                    Common Stock          1,406,204          3,255          18,583         15,328

TLC Beatrice Int'l Holdings              Common Stock             25,500             25           1,313          1,288

Homeland Holdings Corp.
    SWO Holdings                         Common Stock            250,000            250              -- (a)       (250)
    Homeland Holdings                    C/S Warrants              1,430            440              11           (429)
    Homeland Holdings                    Common Stock
                                    Purchase Warrants              1,506             --              -- (a)         --

Magellan Health Services Inc.                Warrants             40,000              4               5              1

Cole National Corp.                          Warrants              5,563             --              16             16

Chadwick-Miller, Inc.                 C/S Purchase Wt             39,487          3,736              -- (a)     (3,736)
                                     P/S Purchase Wts             15,406         12,916              -- (a)    (12,916)

                                                                             ----------       ---------      ---------
Total Realized Gains                                                             54,199          44,642         (9,557)
                                                                             ==========       =========      =========

See the Accompanying Notes to Financial Statements.

    (a) proceeds are less than $1,000



     See Notes to Financial Statements.

                                   SCHEDULE 2
                          ML-LEE ACQUISITION FUND, L.P.
       SUPPLEMENTARY SCHEDULE OF UNREALIZED APPRECIATION AND DEPRECIATION
                     FOR THE PERIOD ENDED DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)
                                                   Total Unrealized
                                                     Appreciation
                                                    (Depreciation)
                                                         at
                                                     December 31,                                                           1994
Security                                                1998              1998           1997         1996        1995   and Prior
--------------------------------------------------   ------------   ----------     ----------    ---------    --------   ---------
Reversal of Unrealized Appreciation
  (Depreciation) for Investments Sold in 1998

Chadwick-Miller, Inc.
  Common Stock (2)                                   $       --     $    3,736    $     --       $  (1,929)   $     --    $ (1,807)
  Preferred Stock (2)                                        --         12,916          --         (12,916)         --          --

Stanley Furniture
  Common Stock (1)                                           --         (6,149)     (5,315)         23,580      (5,351)     (6,765)

BeefAmerica Inc.
  Jr. and Sr.Preferred Stock (2)                             --         21,000      (7,000)        (14,000)         --          --

Signature Brands USA
  Common Stock (1)                                           --         (2,091)     (1,758)          2,735         293         821

Playtex Products
  Common Stock (1)                                           --        (11,159)      3,166             701         528       6,764

SWO Holdings Corporation
   SWO Holdings Common Stock (2)                             --            250          --            (440)         --         190
   Homeland Holdings Common Stock (1)                        --            440          --            (595)         --         155

Magellan Health Service
  Common Stock Warrants (2)                                  --              4          --              --          --          (4)
                                                     ----------     ----------    --------      ----------   ---------   ---------

Total Reversal of Unrealized Appreciation
   (Depreciation) for Investments Sold during 1998           --         18,947     (10,907)         (2,864)     (4,530)       (646)
                                                     ----------     ----------    --------      ----------    --------   ---------

Reversal of Unrealized
  Appreciation (Depreciation) for
  Investments Sold prior to 1998                             --             --       2,774        (111,432)     14,451      94,207
                                                     ----------     ----------    --------      ----------    --------   ---------
Total Unrealized Appreciation (Depreciation)         $       --     $   18,947    $ (8,133)     $ (114,296)   $  9,921   $  93,561
                                                     ==========     ==========    ========      ==========    ========   =========

(1) Publicly Traded Security
(2) Non-Public Security

See Notes to Financial Statements.

Item 9.  Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure

         None.
                                    PART III


Item 10. Directors and Executive Officers of the Registrant

     The five General Partners of the Fund are responsible for the management and administration of the Fund. The General Partners of the Fund consist of four Individual General Partners: Vernon R. Alden, Joseph L. Bower, Stanley H. Feldberg (the "Independent General Partners"), Thomas H. Lee and Mezzanine Investments, L.P., the Managing General Partner. Pursuant to exemptive orders issued by the Securities and Exchange Commission, each Independent General Partner is not an "interested person" of the Fund as such term is defined in the Investment Company Act of 1940.

Individual General Partners

     The Individual General Partners provide overall guidance and supervision with respect to the operations of the Fund and perform the various duties imposed on the directors of business development companies by the Investment Company Act of 1940. The Individual General Partners supervise the Managing General Partner and must, with respect to any Mezzanine Investment transactions, either certify that it meets the Fund investment guidelines or specifically approve it as a non-Guideline Investment or Bridge Investment. The Fund's investment and reinvestment period expired in 1992, and the only investments now permitted are Follow On Investments in existing portfolio companies. In addition, if a Portfolio Company is in default under a material provision of a lending agreement or has a ratio of operating income to current fixed charges that is less than or equal to 1.1 to 1, the Individual General Partners are required to approve any changes in the terms of or sale of the Fund's investment in such Portfolio Company.

     Messrs. Alden, Bower, Feldberg and Lee have served as Individual General Partners of the Fund since 1989. Each Individual General Partner shall hold office until his removal or withdrawal pursuant to the provisions of the Fund's Partnership Agreement.

     Mr. Alden, age 76, Individual General Partner of the Fund, ML-Lee Acquisition Fund II, L.P. ("Fund II") and ML-Lee Acquisition Fund (Retirement Accounts) II, L. P.; and together with Fund II, the "New Funds"; and together with the Fund, the "Funds"). Director of Sonesta International Hotels Corporation. Chairman of the Japan Society of Boston, Trustee Emeritus of the Boston Symphony Orchestra and the Boston Museum of Science and Honorary Consul General of the Royal Kingdom of Thailand.

     Mr. Bower, age 60, Individual General Partner of the Funds. Donald Kirk David Professor of Business Administration, Harvard University Graduate School of Business Administration; faculty member since 1963. Director of Anika Research, Inc., Brown Group, Inc., New America High Income Fund, Sonesta
International Hotels Corporation and The Lincoln Foundation. Trustee of the DeCordova & Dana Museum and Park and the New England Conservatory of Music.

     Mr. Feldberg, age 74, Individual General Partner of the Funds. Past Director of the TJX Companies, Inc. and Waban Inc., Trustee-Emeritus of Brandeis University, Honorary Trustee of Besth Israel Deaconess Medical Center.

     Mr. Lee, age 54, Individual General Partner of the Funds. Chairman of the Investment Adviser of the Funds since 1987; Chairman of the Administrative General Partner of the Investment Adviser to the new Funds since 1989; Chairman of the Administrative General Partner of Thomas H. Lee Equity Partners L.P. since 1989. Chairman of the Administrative General Partner of Thomas H. Lee Equity Fund III, L.P. since 1996. Founder of the Thomas H. Lee Company (the "Lee Company") and its President since 1974. Director of Finlay Enterprises Inc., First Security Services Corporation, Livent, Inc., Miller Import Corporation, Safelite Glass Corporation, Sondik Supply Corporation and Vail Resorts, Inc. Trustee of Brandeis University (Vice Chairman), Museum of Fine Arts (Boston), the Wang Center for the Performing Arts, Boston's Beth Israel Hospital (Treasurer), NYU Medical Center and the Whitney Museum of American Art. Overseer of Boston Symphony Orchestra and New England Conservatory of Music, Member of the Dean's Council, Faculty of Arts and Sciences and an Executive Committee Member of the Committee on University and an Executive Committee Member of the Committee on University Resources at Harvard University; Member of the Corporation of Belmont Hill School.

The Investment Adviser

     The expiration of the Fund's term on June 15, 1998, has caused the Management Agreement between the Investment Adviser and the Fund to expire. As a result, the Investment Adviser is no longer receiving compensation for services rendered effective July 1, 1998, however the Investment Adviser has agreed to provide investment advisory services to the Fund as needed until final liquidation.

     The Investment Adviser, pursuant to an investment management agreement among the Investment Adviser, the Thomas H. Lee Company and the Fund dated September 14, 1987, as amended March 18, 1988 and as assumed by the Investment Adviser December 29, 1988 was responsible for the identification, management and liquidation of Mezzanine Investments and Bridge Investments for the Fund. The Investment Adviser received an Investment Advisory Fee in compensation for these services outlined in Note 5 to the Financial Statements.

     Certain officers of the Lee Company have been designated as trustees and executive officers of T. H. Lee Mezzanine II, the administrative general partner of the Investment Adviser.

                                    Title

         Thomas H. Lee              Chairman, Trustee

         Thomas R. Shepherd         Executive Vice President

         David V. Harkins           President, Trustee

         C. Hunter Boll             Vice President, Trustee

         Scott A. Schoen            Vice President

         Wendy L. Masler            Treasurer, Clerk

        Information concerning Mr. Lee is set forth above.


     Mr. Shepherd, age 69, is a Managing Director of the Thomas H. Lee Company since 1986. Mr. Shepherd is currently a director of General Nutrition Companies, Inc. and Rayovac Corporation. He is Executive Vice President of Thomas H. Lee Advisors I and T.H. Lee Mezzanine II.

     Mr. Harkins, age 57, has been a Managing Director of the Lee Company since 1986 and the Chairman of National Dentex Corporation since 1983. Mr. Harkins is a Senior Vice President and Trustee of Advisors I. He also is a director of National Dentex Corporation, Cott Corporation, First Security Services Inc., Fisher Scientific International, Inc., Freedom Securities Corporation, Metris Companies, Inc. (pending), Stanley Furniture Company and Syratech Corporation.

     Mr. Boll, age 43, has served as a Managing Director of the Lee Company since 1991. From 1986 to 1991 he served as a Vice President of the Lee Company. Mr. Boll is a Director of Big V Supermarkets Inc., Cott Corporation, Freedom Securities Corporation, Metris Companies, Inc. (pending), New York Restaurant Group, Transwestern Publishing, L.P. and United Industries Corporation.

     Mr. Schoen, age 40, has served as a Managing Director of the Lee Company since 1991. From 1986 to 1990 he served as a Vice President of the Lee Company. Mr. Schoen is a Vice President of Advisors I. Mr. Schoen is also a Director of Rayovac Corporation, ARC Holdings, LLC, Syratech Corporation, Transwestern Publishing L.P. and United Industries Corporation.

     Ms. Masler, age 45, has been Treasurer of the Lee Company since 1984. Ms. Masler is also Treasurer and Clerk of Advisors I.

The Managing General Partner

        The Managing General Partner is a limited partnership in which ML Mezzanine II Inc. is the sole general partner and the Investment Adviser is the limited partner. The Managing General Partner is responsible for the supervision of the Fund's investments.

     The executive officers of ML Mezzanine Inc. ("ML Mezzanine") are as follows:

                                    Title

         Kevin K. Albert            Chairman and President

         James V. Caruso            Executive Vice President, Director

         Rosalie Y. Goldberg        Vice President, Director

         Robert J. Remick           Vice President, Treasurer

         Sharon McKenzie            Vice President, Assistant Treasurer

     Kevin K. Albert, 46, a Managing Director of Merrill Lynch Investment Banking Group ("ML Investment Banking"), joined Merrill Lynch in 1981. Mr.
Albert works in the Equity Private Placement Group and is involved in structuring and placing a diversified array of private equity financing including common stock, preferred stock, limited partnership interests and other equity-related securities. Mr. Albert is also a director of ML Media Management Inc. ("ML Media"), an affiliate of ML Mezzanine and a joint venturer of Media Management Partners, the general partner of ML Media Partners, L.P.; a director of ML Opportunity Management Inc. ("ML Opportunity") and a joint Venturer of
Media Opportunity Management Partners, the general partner of ML Opportunity, Media Partners, L.P.;a director of ML Mezzanine II Inc. ("ML Mezzanine II"), an affiliate of ML Mezzanine and sole general partner of the managing general partner of ML-Lee Acquisition Fund II, L.P. and ML-Lee Acquisition Fund (Retirement Accounts) II, L.P.; a director of Merrill Lynch Venture Capital Inc. ("ML Venture"), an affiliate of ML Mezzanine and the general partner of the Managing General Partner of ML Venture Partners II, L.P. ("Venture II") and ML Oklahoma Venture Partners Limited Partnership ("Oklahoma"); and a director of Merrill Lynch R&D Management Inc. ("ML R&D"), an affiliate of ML Mezzanine and the general partner of the General Partner of ML Technology Ventures, L.P.; Mr. Albert also serves as an independent general partner of Venture II.

     James V. Caruso, 47, a Director of ML Investment Banking, joined Merrill Lynch in 1975. Mr. Caruso manages the Investment Banking Group Corporate Accounting, Master Lease and off Balance Sheet accounting functions as well as the Controller's area of the Partnership Analysis and Finance Group. Mr. Caruso is also a director of ML Media, ML Opportunity, ML Venture, ML R&D, ML Mezzanine II and MLH Property Managers Inc., an affiliate of ML Mezzanine and the general partner of MLH Income Realty Partnership VI.

     Rosalie Y. Goldberg, 61, a First Vice President and Senior Director of Merrill Lynch's Private Client Group and the Director of its Special Investments Group, joined Merrill Lynch in 1975. Ms. Goldberg is also a Director of ML Mezzanine II, ML Media, and ML Opportunity.

     Robert J. Remick, age 28, serves as Assistant Vice President in ML Investment Banking of ML & Co. and joined the firm in 1994. He serves as Vice President and Treasurer of and ML Mezzanine II. Mr. Remick manages certain accounting, financial reporting and administrative functions in the Merrill Lynch Partnership Analysis and Finance Department and serves as Vice President and Treasurer of ML Mezzanine II.

     Sharon McKenzie, age 40, joined ML Investment Banking in 1996 and serves as Vice President, Assistant Treasurer and controller to the funds. Ms. McKenzie is responsible for financial reporting and fund accounting in the Merrill Lynch Partnership Analysis and Finance Department and serves as Vice President and Assistant Treasurer of ML Mezzanine II.

The Fund Administrator

     ML Fund Administrators Inc., a Delaware corporation and a subsidiary of Merrill Lynch & Co., Inc., is responsible for the provision of administrative services necessary for the operation of the Funds. The Fund Administrator receives Fund Administration Fees as compensation for these services as outlined in Note 6 to the Financial Statements.

     The Fund Administrator is responsible for the day-to-day administrative affairs of the Funds and for the management of the accounts of Limited Partners. The Fund Administrator also provides the Funds, at the Fund Administrator's expense, with office space, facilities, equipment and personnel necessary to carry out its obligations under the Administrative Services Agreement.

Item 11.   Executive Compensation

     The information with respect to compensation of the Individual General Partners set forth under the caption "Management Arrangements - the Individual General Partners" in the Prospectus pages 73 - 74 is incorporated herein by reference. Fund II paid Independent General Partners, Mr. Alden, Mr. Bower and Mr. Feldberg $144,670 collectively for their services as Independent General Partners in 1998.

     The information with respect to the allocation and distribution of Fund II's profits and losses to the Managing General Partner set forth under the caption "Distributions and Allocations - Allocations of Profits and Losses" in the Prospectus pages 86 - 87 is incorporated herein by reference. The Managing General Partner received distributions of $917,125 during 1998 all of which was paid to ML Mezzanine Inc.

     The information with respect to the Investment Advisory Fee payable to the Investment Adviser (and distributions from the Managing General Partner) set forth under the caption "Management Arrangements - Description of the Advisory Agreement" in the Prospectus pages 74 - 75 is incorporated herein by reference. Pursuant to the Investment Advisory Agreement, the Fund paid the Investment Adviser $600,000 with respect to 1998.

     The information with respect to the Fund Administration Fees and Expenses payable to the Fund Administrator set forth under the caption "Management Arrangements - The Fund Administrator" in the Prospectus pages 72 - 73 is incorporated herein by reference. Pursuant to the Administrative Services Agreement, the Fund paid the Fund Administrator a total of $300,000 in 1998.

Item 12. Security Ownership of Certain Beneficial Owners and  Management

     The Fund is not aware of any persons who are beneficial owners of more than five percent of its Units of limited partnership interest, based upon Schedules 13D and 13G filed with the Securities and Exchange Commission and a review of the Fund's records.

         There exists no arrangement known to the Fund, the operation of which may at a subsequent date result in a change of control of the Fund.

Item 13. Certain Relationships and Related Transactions

     On January 6, 1998 the Fund and affiliates of the Thomas H. Lee Company (the "Lee Affiliates", together with the Fund, the "Selling Stockholders") sold their remaining holdings of common stock in Stanley Furniture Co. ("Stanley"). The common stock of each of the Selling Stockholders was sold pursuant to a Form S-3 Registration Statement, which was declared effective by the Securities and Exchange Commission on December 23, 1997. In connection with the sale, the Fund sold its remaining 400,719 shares of common stock and received net proceeds of $10.8 million or $27 per share and recognized a gain of $5.8 million. On February 12, 1998, the Independent General Partners established a reserve of $1.65 million from these proceeds to pay future expenses of the Fund. Net Distributable Capital Proceeds from the sale, as defined in the Partnership Agreement, of $9.2 million or $18.63 per Unit were distributed to Limited Partners of record as of January 6, 1998.

     On April 2, 1998, Sunbeam Corporation ("Sunbeam") completed a tender offer for all of the outstanding shares of Signature Brands USA Common Stock for approximately $250 million ($8.25 per share) and assumed all the debt of Signature Brands USA. Pursuant to the Tender Offer, the Fund tendered all its shares of Signature Brands USA Common Stock and received proceeds of approximately $13 million and recognized a gain of $8.3 million. Net Distributable Capital Proceeds of $26.19 per Unit were distributed on April 23, 1998, to the Fund's Limited Partners of record as of April 2, 1998.

     On May 27, 1998, Playtex Products Inc. ("Playtex"), completed a public offering in the international markets of approximately 4 million shares of Common Stock at a net price of $13.215 per share (the "Playtex Offering"). Of the 4 million shares offered, approximately 3.3 million shares were offered by affiliates of the Thomas H. Lee Company, including the Fund, ML-Lee Acquisition Fund II, L.P. and ML-Lee Acquisition Fund (Retirement Accounts) II, L.P. As part of the Playtex Offering, the Fund sold its remaining investment in Playtex, consisting of approximately 1.4 million shares of Common Stock. The Fund received proceeds of $18.5 million and recognized a gain on the sale of approximately $15.3 million. Net Distributable Proceeds of $37.74 per Unit were distributed on July 21, 1998, to Limited Partners of record as of May 27, 1998.

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

27         Financial Data Schedule for the year     Filed Herewith.
           ended December 31, 1998.

99         Pages 15 through 57 of Prospectus        Incorporated by reference to Exhibit 99
           dated August 12, 1987, filed pursuant    to Registrant's
           to Rule424(b) under the Securities       Annual Report on Form 10-K
           Act of 1933.                             year ended December 31, 1987.

(b)      - Registrant Filed Forms 8-K with respect to the following:

               NONE




                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 31th day of March 1999.


                                        ML-LEE ACQUISITION FUND, L.P.

                                        By:      Mezzanine Investments, L.P.
                                                 Managing General Partner

                                        By:      ML Mezzanine Inc.
                                                 its General Partner




                                        /s/ Kevin K. Albert
                                        --------------------------------
Dated:  March 31, 1999                  Kevin K. Albert
                                        President, ML Mezzanine Inc.
                                        General Partner of Mezzanine
                                        Investments, L.P., the Managing
                                        General Partner

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on the 31th day of March, 1999.


              Signature                            Title


/s/ Kevin K. Albert                 ML Mezzanine Inc.
Kevin K. Albert                     President and Director
                                    (Principal Executive Officer of Registrant)

/s/ Vernon R. Alden                 Individual General Partner
Vernon R. Alden                     ML-Lee Acquisition Fund, L.P.

/s/ Robert J. Remick                ML Mezzanine Inc.
Robert J. Remick                    Vice President and Treasurer
                                    (Principal Financial Officer of Registrant)

/s/ Joseph L. Bower                 Individual General Partner
Joseph L. Bower                     ML-Lee Acquisition Fund, L.P.

/s/ Sharon McKenzie                 ML Mezzanine Inc.
Sharon McKenzie                     Vice President and Assistant Treasurer
                                    (Principal Accounting Officer of Registrant)

/s/ Stanley Feldberg                Individual General Partner
Stanley H. Feldberg                 ML-Lee Acquisition Fund, L.P.


/s/ Thomas H. Lee                   Individual General Partner
Thomas H. Lee                       ML-Lee Acquisition Fund, L.P.