Form 10-Q
period 1999-03-31
ML LEE ACQUISITION FUND L P
filed 1999-05-14
CIK 813343

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the Three Months Ended March 31, 1999

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

                          ML-LEE ACQUISITION FUND, L.P.

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

Statements of Assets, Liabilities and Partners' Capital as of March 31, 1999 and December 31, 1998

Statements of Operations - For the Three Months Ended
  March 31, 1999 and 1998

Statements of Changes in Net Assets - For the Three Months Ended
  March 31, 1999 and 1998

Statements of Cash Flows - For the Three Months Ended
  March 31, 1999 and 1998

Statement of Changes in Partners' Capital - March 31, 1999

Schedule of Portfolio Investments - March 31, 1999

Notes to Financial Statements

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Item 6.  Exhibits and Reports on Form 8-K

                                   ML-LEE ACQUISITION FUND, L.P.
                    Statements of Assets, Liabilities and Partners' Capital
                                       (Dollars in Thousands)

                                                                              March 31, 1999    December 31, 1998
                                                                              ---------------   ---------------

Assets:
Investments - Notes 2, 9
    Temporary Investments, at amortized cost (cost $3,552 at
         March 31, 1999 and $3,760 at December 31, 1998)                      $         3,560   $         3,760
Cash                                                                                       10                 3
Note Receivable (Net of reserve of $1,000)                                                 --                --
                                                                              ---------------   ---------------
Total Assets                                                                  $         3,570   $         3,763
                                                                              ===============   ===============

Liabilities and Partners' Capital:

Liabilities
    Legal and Professional Fees Payable                                       $            --   $             1
    Reimbursable Administrative Expenses Payable                                           68               125
    Independent General Partner Expenses Payable                                           22                23
                                                                              ---------------   ---------------
Total Liabilities                                                                          90               149
                                                                              ===============   ===============
Partners' Capital - Note 2
    Managing General Partner                                                              378               379
    Limited Partners (487,489 Units)                                                    3,102             3,235
                                                                              ---------------   ---------------
Total Partners' Capital                                                                 3,480             3,614
Total Liabilities and Partners' Capital                                       $         3,570   $         3,763
                                                                              ===============   ===============

See the Accompanying Notes to Financial Statements (Unaudited).

                          ML-LEE ACQUISITION FUND, L.P.
                            Statements of Operations
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                                         For the Three Months Ended
                                                                                     --------------    ----------------
                                                                                     March 31, 1999      March 31, 1998
                                                                                     --------------    ----------------
Investment Income - Notes 2, 10:
Interest                                                                             $           --    $              6
Discount                                                                                         41                 196
Dividend & Other Income                                                                          --                   1
                                                                                     --------------    ----------------
    Total Income                                                                                 41                 203
                                                                                     --------------    ----------------
Expenses:
Investment Advisory Fee - Note 5                                                                 --                 300
Fund Administration Fee - Note 6                                                                 75                  75
Loan Fees - Notes 2, 4                                                                           --                 173
Independent General Partners' Fees and Expenses - Note 7                                         33                  40
Reimbursable Administrative Expenses - Note 6                                                    67                 133
Insurance Expense                                                                                --                   2
                                                                                     --------------    ----------------
    Total Expenses                                                                              175                 723
                                                                                     --------------    ----------------
Net Investment Loss                                                                            (134)               (520)
Net Realized (Loss) on Investments                                                               --             (17,202)
        Publicly Traded Securities                                                               --               6,392
        Nonpublic Securities                                                                     --              21,000
                                                                                     --------------    ----------------
             Subtotal                                                                            --              27,392
                                                                                     --------------    ----------------
Net Increase (Decrease) in Net Assets
   Resulting From Operations                                                         $         (134)   $          9,670
                                                                                     ==============    ================


See the Accompanying Notes to Financial Statements (Unaudited).

                          ML-LEE ACQUISITION FUND, L.P.
                       Statements of Changes in Net Assets
                             (Dollars in Thousands)


                                                                        For the Three Months Ended
                                                                      --------------   ---------------
                                                                      March 31, 1999    March 31, 1998
                                                                      --------------   ---------------
From Operations:

Net Investment Loss                                                   $        (134)   $          (520)

Net Realized Loss on Investments                                               --              (17,202)

Net Change in Unrealized Depreciation on Investments                           --               27,392
                                                                      --------------   ---------------

Net Increase in Net Assets Resulting from Operations                           (134)             9,670

Cash Distributions to Partners                                                 --              (18,776)
                                                                      --------------   ---------------

Total Decrease                                                                 (134)            (9,106)

Net Assets:

Beginning of Period                                                           3,614             57,446
                                                                      --------------   ---------------

End of Period                                                         $       3,480    $        48,340
                                                                      =============    ===============



See the Accompanying Notes to Financial Statements (Unaudited).

                          ML-LEE ACQUISITION FUND, L.P.
                            Statements of Cash Flows
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                               For the Three Months Ended
                                                                          --------------     --------------
                                                                          March 31, 1999     March 31, 1998
                                                                          --------------     --------------
Increase (Decrease) in Cash and Cash Equivalents
Cash Flows From Operating Activities:
  Interest, Dividends and Discount Income                                 $           34    $           238
  Investment Advisory Fee                                                             --               (300)
  Fund Administration Fee                                                            (75)               (75)
  Legal and Professional Fees                                                         (1)               (28)
  Loan Fees and Expenses                                                               --               (10)
  Independent General Partners' Fees and Expenses                                    (34)               (33)
  (Purchase) Sale of Temporary Investments, Net                                      208              4,435
  Reimbursable Administrative Expenses                                              (125)              (117)
  Proceeds from Sale of Portfolio Company Investments                                 --             14,670
                                                                          --------------     --------------
Net Cash Provided by Operating Activities                                              7             18,780
                                                                          --------------     --------------
Cash Flows From Financing Activities:
  Cash Distributions to Partners                                                      --            (18,776)
                                                                          --------------     --------------
Net Cash Applied to Financing Activities                                              --            (18,776)
                                                                          --------------     --------------
  Net Increase in Cash                                                                 7                  4
  Cash at Beginning of Period                                                          3                  1
                                                                          --------------     --------------
Cash at End of Period                                                     $           10    $             5
                                                                          ==============    ===============

Reconciliation of Net Investment Loss to
   Net Cash Provided by Operating Activities

Net Investment Loss                                                       $         (134)   $          (520)
                                                                          --------------     --------------
Adustments to Reconcile Net Investment Loss
    to Net Cash Provided by Operating Activities
   Decrease in Investments                                                           208             33,456
   Decrease in Receivable for Investments Sold
     (Net of Allowance)                                                               --              2,851
  (Increase) Decrease in Accrued Interest,
     Dividend and Discount Receivables                                                (8)                36
   Decrease in Prepaid Expenses                                                       --                165
   Increase in Independent General Partner Fees Payable                               (1)                 6
   Increase in Reimbursable Administrative Expenses Payable                          (57)                17
   Increase (Decrease) in Legal and Professional Fees Payable                         (1)               (29)
   Net Realized Gain (Loss) on Investments                                            --            (17,202)
                                                                          --------------     --------------
Total Adjustments                                                                    141             19,300
                                                                          --------------     --------------
Net Cash Provided by Operating Activities                                 $            7    $        18,780
                                                                          ==============    ===============

See the Accompanying Notes to Financial Statements (Unaudited).

                          ML-LEE ACQUISITION FUND, L.P.
                   Statements of Changes in Partners' Captial
                             (Dollars in Thousands)
                                  (Unaudited)


                                                                               Managing
                                                                                General              Limited
                                                                                Partner              Partners             Total
                                                                              ---------------    ---------------    ---------------

For the Three Months Ended March 31, 1999
Partners' Capital at January 1, 1999                                          $           379    $         3,235    $         3,614
Allocation of Net Investment Loss                                                          (1)              (133)              (134)
                                                                              ---------------    ---------------    ---------------
Partners' Capital at March 31, 1999                                           $           378    $         3,102    $         3,480
                                                                              ===============    ===============    ===============

See the Accompanying Notes to Financial Statements (Unaudited).

                                                ML-LEE ACQUISITION FUND, L.P.
                                             SCHEDULE OF PORTFOLIO INVESTMENTS
                                                       MARCH 31, 1999
                                                    (DOLLARS IN THOUSANDS)
                                                          (Unaudited)
                                                                                                                  Fair      % Of
                                                                                    Investment      Investment    Value    Total
Shares/Warrants     Investment                                                         Date           Cost      (Note 2) Investments

                    TEMPORARY INVESTMENTS

                    COMMERCIAL PAPER

$3,560              General Electric Capital Services, 4.78% due 4/1/99              3/15/99             3,552     3,560      100.00
                    ------------------------------
                    TOTAL INVESTMENT IN COMMERCIAL PAPER                                                 3,552     3,560      100.00
                                                                                                      ------------------------------
                    TOTAL TEMPORARY INVESTMENTS                                                          3,552     3,560      100.00
                                                                                                      ------------------------------
                    TOTAL INVESTMENT PORTFOLIO                                                        $  3,552  $  3,560      100.00
                                                                                                      ==============================




See the Accompanying Notes to Financial Statements (Unaudited).

                          ML-LEE ACQUISITION FUND, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                March 31, 1999


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

     The term of the Fund expired on June 15, 1998 resulting in the dissolution of the Fund. The Fund has an additional five years to liquidate its remaining assets. As of March 31, 1999, the Fund has sold all of its remaining investments in Portfolio Companies. The last portfolio-related asset held by the Fund is a $1 million (principal amount) Promissory Note related to the sale of the Fund's interest in BeefAmerica Inc. The Promissory Note was written-down to zero during 1998. The Fund no longer generates sufficient cash to pay current obligations; however the Fund has available approximately $3.5 million as of March 31, 1999, of cash reserves to cover future expenses including all expenses related to the winding up of the Fund's affairs such as administrative and custodial expenses, and audit, tax and legal fees. Any remaining cash reserves in excess of amounts required to pay the Fund's obligations prior to its termination (as discussed in Note 11) will be distributed as soon as practicable as a final liquidating distribution to Limited Partners.

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

Interest Receivable on Investments

     Since the Fund has hold all of its remaining investments in Portfolio Companies, the only interest the Fund will receive will be the result of temporary investments.

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

4.  Leverage

     The Fund entered into an amended credit agreement, dated as of August 13, 1991 (the "Credit Facilities"), with a lending group led by the First National Bank of Chicago ("First Chicago"), which provided the Fund with a maximum credit facility of $140 million. The Credit Facilities consisted of a $100 million term loan and a $40 million secured revolving credit line. In October of 1993, the Fund amended the Credit Facilities enabling it to make prepayments of the term loan at any time and without any corresponding reduction to the revolving line of credit. As a result of paydowns of the term loan the Fund's outstanding balance was paid in full as of March 29, 1994. The Credit Facilities were due to expire on July 31, 1998, however due to the expiration of the term of the Fund on June 15, 1998, and in order to stop incurring Unused Commitment Fees, the Credit Facilities were amended to expire as of June 30, 1998.

     In connection with the Credit Facilities, the Fund incurred the following loan fees:

     Nonrecurring loan advisory and loan facility fees of $4,441,580, paid to First Chicago in 1991 in connection with the creation of the credit facility, which were amortized over the life of the credit facility. The Credit Facility expired on June 30, 1998.

     For the three months ended  March 31, 1999 and 1998,   the Fund  incurred
     $0 and $172,733, respectively, in total loan fees.

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

     The Investment Adviser provides for the identification, management and liquidation of investments for the Fund. As compensation for services rendered to the Fund, the Investment Adviser received a quarterly fee at the annual rate of 1% of assets under management (net offering proceeds, reduced by cumulative capital reductions, plus outstanding bank borrowing as specified in the Fund's Partnership Agreement), with a minimum annual fee of $1.2 million. The Investment Advisory Fee was calculated and paid quarterly, in advance. For the three months ended March 31, 1998, the Fund paid $300,000 in Investment Advisory Fees to Thomas H. Lee Advisors I. As of July 1, 1998, the Fund no longer pays Investment Advisory Fees to Thomas H. Lee Advisors I.

6.  Fund Administration Fee and Expenses

     ML Fund Administrators Inc. (the "Fund Administrator") (an affiliate of the Managing General Partner) performs the operational and administrative services necessary for the management of the Fund. Beginning October 19, 1995, the Fund Administration Fee is calculated at an annual fee of $300,000 plus out-of-pocket expenses incurred by the Fund Administrator, as described below. The Fund Administration Fee is paid quarterly, in advance. For the three months ended March 31, 1999 and 1998, the Fund paid $75,000 in Fund Administration Fees.

     Beginning October 19, 1995, in accordance with the Partnership Agreement, the Fund Administrator is being reimbursed by the Fund for 100% of administrative expenses incurred. Actual out-of-pocket expenses ("reimbursable expenses") primarily consist of printing, audits, tax preparation, legal fees and expenses, and custodian fees. Total out-of-pocket expenses incurred by the Fund for the three months ended March 31, 1999 and 1998 were $67,972 and $133,055, respectively.

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

     For the three months ended March 31, 1999 and 1998, the Fund incurred $33,121 and $39,532, respectively, in Independent General Partners' Fees and Expenses.

8. Litigation

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

9.  Related  Party Transactions

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

     During the first quarter of 1999, the Managing General Partner received no cash distributions.

10.  Reserves

     In February 1993, the Fund established a $15 million reserve to provide funds for follow-on investments and to pay expenses. On February 12, 1998, the Independant General Partners approved an additional reserve of $1.65 million to fund anticipated cash shortfalls. This reserve was established from the proceeds received from the sale of Stanley Furniture Common Stock in January 1998.

     Because the Fund no longer generates sufficient cash to pay current obligations, the Fund has approximately $3.5 million as of March 31, 1999, available of these remaining cash reserves to cover future expenses including all expenses related to the winding up of the Fund's affairs such as administrative and custodial expenses, and audit and tax preparation fees. Any remaining cash reserves in excess of amounts required to pay the Fund's obligations prior to its termination will be distributed as soon as practicable as a final liquidating distribution to Limited Partners.

11. Income Taxes

     No provision for income taxes has been made because all income and losses are allocated to the Fund's partners for inclusion in their respective tax returns.

     Pursuant to the Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes, the Fund is required to disclose any difference in the tax basis of the Fund's assets and liabilities versus the amounts reported in the financial statements. As of March 31, 1999, the tax basis of the Fund's assets are greater than the amounts reported in the financial statements by $1 million. This difference is primarily attributable to the write-off of a receivable which has not been recognized for tax purposes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity & Capital Resources

     The term of the Fund expired on June 15, 1998 resulting in the dissolution of the Fund. The Fund has five additional years to liquidate its remaining assets. As of July 1, 1998, the Fund no longer pays the Investment Adviser an Investment Advisory Fee.

     The Fund no longer generates sufficient cash to pay current obligations; however the Fund has available approximately $3.5 million of cash reserves to cover future expenses including all expenses related to the winding up of the Fund's affairs such as administrative and custodial expenses, and audit and tax preparation fees. Any proceeds received from the Promissory Note related to the Fund's investment in BeefAmerica Inc. as well as any remaining cash reserves in excess of amounts required to pay the Fund's obligations prior to its termination will be distributed as soon as practicable as a final liquidating distribution to Limited Partners.

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

     Because all of the Fund's debt investments were previously sold or redeemed, interest and other income expected to be received by the Fund will not be sufficient to cover the Fund's expenses. To fund the anticipated cash flow shortfall in the near future and to maintain adequate reserves for possible follow-on investments and expenses, the Fund reserved $15 million of the proceeds received from the Playtex notes sale in February, 1993. A portion of the reserve was used to make follow-on investments in American Health Companies, Duro-Test Corp., Chadwick-Miller, Signature Brands USA and Petco, along with distributions to partners totalling $1.4 million. In addition, $2.9 million was utilized from the reserve to pay down a portion of the First Chicago loan on January 6, 1994. In February 1998, the Independent General Partners approved an additional reserve of $1.65 million which has been reserved from the proceeds received from the sale of Stanley Furniture in January 1998. This reserve was established to fund anticipated cash shortfalls in the future. The Fund's reserve balance as of May 14, 1999 was approximately $3.4 million, which is made up of cash and temporary investments.

Results of Operations

Investment Income and Expenses

     For the three months ended March 31, 1999, the Fund had a net investment loss of $134,730 as compared to a net investment loss of $520,021 for the same period in 1998. The total investment income earned on investments for the three months ended March 31, 1999 and 1998 was $41,425 and $203,398, respectively, all of which was earned from Temporary Investments.

     The major expense for the period consisted of Fund Administration Fees and Reimbursable Administrative Expenses.

     As a result of the expiration of the Fund's term, the Investment Adviser is no longer receiving compensation for services rendered, however, the Investment Adviser has agreed to provide investment advisory services to the Fund as needed until final liquidation. Total Investment Advisory Fees paid to the Investment Adviser for the three months ended March 31, 1998 was $300,000. The fee was calculated at an annual rate of 1% of assets under management, subject to certain reductions as specified in the Fund's Partnership Agreement with a minimum annual payment of $1,200,000.

     Beginning October 19, 1995, in accordance with Partnership Agreement, the Fund Administration Fee changed to an annual fee of $300,000 plus 100% of Reimbursable Administrative Expenses (accounting, printing, tax preparation, legal fees and expenses, and other administrative services) incurred by the Fund Administrator. For the three months ended March 31, 1999 and 1998, the Fund Administration Fee was $75,000. For the same period, Reimbursable Administration Expenses totalled $67,972 and $133,055, respectively.

     Loan fees consist of fees on the unused portion of the Fund's facility, loan administration fees, amortization of the loan advisory and facility fees and various miscellaneous fees attributable to the facility. Loan fees for the three months ended March 31, 1998 totalled $172,733.

Net Assets

     The Fund's net assets decreased by $134,730 during the three months ended March 31, 1999, due to a net investment loss of $134.730.

Unrealized Appreciation and Depreciation on Investments

     For the three months ended March 31, 1999, the Fund recorded no unrealized appreciation. This compares to a net unrealized appreciation of $27.4 million during the 1998 period.

Realized Gains and Losses

     For the three months ended March 31, 1999, the Fund recorded no net realized losses on investments as compared to a net realized loss of $17,201,622 for the same period in 1998.

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

     ML Fund Administrators, Inc. an indirect wholly owned subsidiary of Merrill Lynch and Co., Inc. ("Merrill Lynch"), is responsible for providing administrative and accounting services necessary to support Fund II's operations, including maintenance of the books and records, maintenance of the partner database, issuance of financial reports and tax information to partners and processing distribution payments to partners. In 1995, Merrill Lynch established the Year 2000 Compliance Initiative, which is an enterprisewide effort (of which ML Fund Administrators Inc., is a part) to address the risks associated with the Y2K problem, both internal and external. The integration testing phase, which will occur throughout 1999, validates that a system can successfully interface with both internal and external systems. Merrill Lynch continues to survey and communicate with third parties whose Year 2000 readiness is important to the company. Based on the nature of the response and the importance of the product or service involved, Merrill Lynch determines if additional testing is needed.

     Merrill Lynch participated in further industrywide testing in March and April 1999 sponsored by the Securities Industry Association. These tests involved an expanded number of firms, transactions, and conditions compared with those previously conducted.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

     As of March 31, 1999, the Fund maintains a portion of its cash equivalents in financial instruments with original maturities of three months or less. These financial instruments are subject to interest rate risk, and will decline in value if interest rates increase. A significant increase or decrease in interest rates would not have a material effect on the Fund's financial position.

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

Item 5. Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:                      NONE

(b) Reports on form 8-K:           NONE

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of May 1999.


                                      ML-LEE ACQUISITION FUND, L.P.

                                      By:      Mezzanine Investments, L.P.
                                               Managing General Partner

                                      By:      ML Mezzanine Inc.
                                               its General Partner




                                      /s/ Robert J. Remick
                                      --------------------------------
Dated:  May 14, 1999                  Robert J. Remick
                                      ML Mezzanine Inc.
                                      Vice President and Treasurer
                                     (Principal Financial Officer of Registrant)