Form 10-Q
period 1999-06-30
ML LEE ACQUISITION FUND L P
filed 1999-08-16
CIK 813343

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999

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

Registrant's telephone number, including area code:(212) 449-7175

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

                          ML-LEE ACQUISITION FUND, L.P.

                                TABLE OF CONTENTS


                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

Statements of Assets, Liabilities and Partners' Capital as of June 30, 1999 and December 31, 1998

Statements of Operations - For the Three and Six Months Ended
  June 30, 1999 and 1998

Statements of Changes in Net Assets - For the Six Months Ended
  June 30, 1999 and 1998

Statements of Cash Flows - For the Six Months Ended
  June 30, 1999 and 1998

Statement of Changes in Partners' Capital - June 30, 1999

Schedule of Portfolio Investments - June 30, 1999

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


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Item 6.  Exhibits and Reports on Form 8-K

                                    ML-LEE ACQUISITION FUND, L.P.
                    Statements of Assets, Liabilities and Partners' Capital
                                      (Dollars in Thousands)
                                           (Unaudited)


                                                                                June 30, 1999        December 31, 1998
                                                                                -------------        -----------------

Assets:
Investments - Notes 2, 9
    Temporary Investments, at amortized cost (cost $3,432 at
       June 30, 1999 and $3,760 at December 31, 1998)                           $      3,435             $      3,760
Cash                                                                                       1                        3
Note Receivable (Net of reserve of $1,000) - Note 1                                        -                        -
                                                                                ------------             ------------
Total Assets                                                                    $      3,436             $      3,763
                                                                                ============             ============
Liabilities and Partners' Capital:

Liabilities
    Legal and Professional Fees Payable                                         $          -             $          1
    Reimbursable Administrative Expenses Payable - Note 6                                 55                      125
    Independent General Partner Expenses Payable - Note 7                                 20                       23
                                                                                ------------             ------------
Total Liabilities                                                                         75                      149
                                                                                ============             ============
Partners' Capital - Note 2
    Managing General Partner                                                             376                      379
    Limited Partners (487,489 Units)                                                   2,985                    3,235
                                                                                ------------             ------------
Total Partners' Capital                                                                3,361                    3,614
                                                                                ------------             ------------
Total Liabilities and Partners' Capital                                         $      3,436             $      3,763
                                                                                ============             ============

See the Accompanying Notes to Financial Statements (Unaudited).

                                  ML-LEE ACQUISITION FUND, L.P.
                                    Statements of Operations
                                      (Dollars in Thousands)
                                          (Unaudited)

                                                                   For the Three Months Ended           For the Six Months Ended
                                                                -------------------------------     -------------------------------
                                                                June 30, 1999     June 30, 1998     June 30, 1999     June 30, 1998
                                                                -------------     -------------     -------------     -------------

Investment Income - Notes 2, 10
Interest                                                        $           -     $           9     $           -     $          15
Discount                                                                   42               228                83               424
Dividend and Other                                                          -                 -                 -                 1
                                                                -------------     -------------     -------------     -------------
    Total Investment Income                                                42               237                83               440
                                                                -------------     -------------     -------------     -------------
Expenses:
Investment Advisory Fee - Note 5                                            -               300                 -               600
Fund Administration Fee - Note 6                                           75                75               150               150
Provision for Uncollectable Receivable - Note 1                             -             1,000                 -             1,000
Loan Fees - Notes 2, 4                                                      -               230                 -               403
Independent General Partners' Fees and Expenses - Note 7                   30                39                63                79
Reimbursable Administrative Expenses - Note 6                              55               158               123               291
Insurance Expense                                                           -                 5                 -                 7
                                                                -------------     -------------     -------------     -------------
    Total Expenses                                                        160             1,807               336             2,530
                                                                -------------     -------------     -------------     -------------

Net Investment Loss                                                      (118)           (1,570)             (253)           (2,090)

Net Realized Gain on Investments                                            -            24,297                 -             7,095
Net Change in Unrealized Appreciation (Depreciation)
     on Investments
        Publicly Traded Securities                                          -           (25,351)                -           (18,959)
        Nonpublic Securities                                                -               254                 -            21,254
                                                                -------------     -------------     -------------     -------------
             Subtotal                                                       -           (25,097)                -             2,295
                                                                -------------     -------------     -------------     -------------
Net Increase (Decrease) in Net Assets
   Resulting From Operations                                    $        (118)    $      (2,370)    $        (253)    $       7,300
                                                                =============     =============     =============     =============


See the Accompanying Notes to Financial Statements (Unaudited).

                                                ML-LEE ACQUISITION FUND, L.P.
                                             Statements of Changes in Net Assets
                                                   (Dollars in Thousands)
                                                        (Unaudited)

                                                                                     For the Six Months Ended
                                                                                -------------       -------------
                                                                                June 30, 1999       June 30, 1998
                                                                                -------------       -------------
FROM OPERATIONS:

Net Investment Loss                                                             $        (253)      $      (2,090)

Net Realized Gain on Investments                                                            -               7,095

Net Change in Unrealized Depreciation on Investments                                        -               2,295
                                                                                -------------       -------------

Net Increase (Decrease) in Net Assets Resulting from Operations                          (253)              7,300

Cash Distributions to Partners                                                              -             (40,846)
                                                                                -------------       -------------

Total Decrease                                                                           (253)            (33,546)

NET ASSETS:

Beginning of Period                                                                     3,614              57,446

                                                                                -------------       -------------
End of Period                                                                   $       3,361       $      23,900
                                                                                =============       =============


See the Accompanying Notes to Financial Statements (Unaudited).

                                          ML-LEE ACQUISITION FUND, L.P.
                                            Statements of Cash Flows
                                             (Dollars in Thousands)
                                                  (Unaudited)

                                                                                                      For the Six Months Ended
                                                                                           -----------------------------------------
                                                                                           June 30, 1999               June 30, 1998
                                                                                           -------------               -------------


Increase (Decrease) in Cash and Cash Equivalents
Cash Flows From Operating Activities:
  Interest, Dividends and Discount Income                                                   $        81                 $       479
  Investment Advisory Fee                                                                             -                        (600)
  Fund Administration Fee                                                                          (150)                       (150)
  Legal and Professional Fees                                                                        (1)                        (60)
  Loan Fees and Expenses                                                                              -                         (19)
  Independent General Partners' Fees and Expenses                                                   (67)                        (73)
  (Purchase) Sale of Temporary Investments, Net                                                     328                      (5,987)
  Reimbursable Administrative Expenses                                                             (193)                       (250)
  Proceeds from Sale of Portfolio Company Investments                                                 -                      47,531
                                                                                            ------------                ------------
Net Cash (Used in)Provided by Operating Activities                                                   (2)                     40,871
                                                                                            ------------                ------------
Cash Flows From Financing Activities:
  Cash Distributions to Partners                                                                      -                     (40,846)
                                                                                            ------------                ------------
Net Cash Used in Financing Activities                                                                 -                     (40,846)
                                                                                            ------------                ------------
  Net (Decrease) Increase in Cash                                                                    (2)                         25
Cash at Beginning of Year                                                                             3                           1
                                                                                            ------------                ------------
Cash at End of Period                                                                       $         1                 $        26
                                                                                            ============                ============

Reconciliation of Net Investment Loss to
   Net Cash (Used in)Provided by Operating Activities

Net Investment Loss                                                                         $      (253)                $    (2,090)
                                                                                            ------------                ------------
Adustments to Reconcile Net Investment Loss
    to Net Cash (Used in)Provided by Operating Activities
   Decrease in Investments                                                                          328                      31,560
   Decrease in Receivable for Investments Sold
     (Net of Allowance)                                                                               -                       3,888
  (Increase) Decrease in Accrued Interest,
     Dividend and Discount Receivables                                                               (3)                         40
   Decrease in Prepaid Expenses                                                                       -                         391
   Increase (Decrease) in Independent General Partner Fees Payable                                   (3)                          6
   Increase (Decrease) in Reimbursable Administrative Expenses Payable                              (70)                         41
   Decrease in Legal and Professional Fees Payable                                                   (1)                        (60)
   Net Realized Gain on Investments                                                                   -                       7,095
                                                                                           ------------                ------------
Total Adjustments                                                                                   251                      42,961
                                                                                           ------------                ------------
Net Cash (Used in)Provided by Operating Activities                                         $         (2)               $     40,871
                                                                                           ============                ============



See the Accompanying Notes to Financial Statements (Unaudited).

                                              ML-LEE ACQUISITION FUND, L.P.
                                      Statements of Changes in Partners' Captial
                                               (Dollars in Thousands)
                                                     (Unaudited)

                                                                               Managing
                                                                               General                Limited
                                                                               Partner                Partners              Total
                                                                             ------------            ----------          ----------

For the The Six Months Ended June 30, 1999
Partners' Capital at January 1, 1999                                         $       379             $    3,235          $    3,614
Allocation of Net Investment Loss                                                     (3)                  (250)               (253)
                                                                             -----------             ----------          ----------
Partners' Capital at June 30, 1999                                           $       376             $    2,985          $    3,361
                                                                             ===========             ==========          ==========


See the Accompanying Notes to Financial Statements (Unaudited).

                                                  ML-LEE ACQUISITION FUND, L.P.
                                               Schedule of Portfolio Investments
                                                        JUNE 30, 1999
                                                    (DOLLARS IN THOUSANDS)
                                                        (Unaudited)

                                                                                                                 Fair       % Of
                                                                                    Investment      Investment  Value       Total
Shares/Warrants     Investment                                                         Date           Cost      (Note 2) Investments

                    TEMPORARY INVESTMENTS

                    COMMERCIAL PAPER

$  3,435            General Electric Capital Services, 4.70% due 7/1/99              6/25/99          $  3,432  $ 3,435       100.00
                                                                                                      ------------------------------
                    TOTAL INVESTMENT IN COMMERCIAL PAPER                                              $  3,432  $ 3,435       100.00
                                                                                                      ------------------------------
                    TOTAL TEMPORARY INVESTMENTS                                                       $  3,432  $ 3,435       100.00
                                                                                                      ------------------------------
                    TOTAL INVESTMENT PORTFOLIO                                                        $  3,432  $ 3,435       100.00
                                                                                                      ==============================







See the Accompanying Notes to Financial Statements (Unaudited).

                          ML-LEE ACQUISITION FUND, L.P.
                          Notes to Financial Statements
                                June 30, 1999
                                 (Unaudited)

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

     The term of the Fund expired on June 15, 1998 resulting in the dissolution of the Fund. The Fund has an additional five years to liquidate its remaining assets. As of June 30, 1999, the Fund has sold all of its remaining investments in Portfolio Companies. The last portfolio-related asset held by the Fund is a $1 million (principal amount) Promissory Note related to the sale of the Fund's interest in BeefAmerica Inc. The Promissory Note was written-down to zero during 1998. The Fund no longer generates sufficient cash to pay current obligations; however as of June 30, 1999, the Fund has available approximately $3.4 million of cash reserves to cover future expenses including all expenses related to the winding up of the Fund's affairs such as administrative and custodial expenses, audit, tax and legal fees, and to pay contingent costs and obligations. Any remaining cash reserves (as discussed in Note 10) in excess of amounts required to pay the Fund's obligations prior to its termination will be distributed as soon as practicable as a final liquidating distribution to Limited Partners.

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


Interest Receivable on Investments

     Since the Fund has sold all of its remaining investments in Portfolio Companies, the only interest the Fund will receive will be the result of temporary investments.

Investment Transactions

     The Fund records investment transactions on the date on which it obtains an enforceable right to demand the securities or payment therefore. The Fund records Temporary Investment transactions on the trade date.

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

Interim Financial Statements

     The financial information included in this report as of June 30, 1999 and for the period then ended has been prepared by management without an audit by independent certified public accountants. The results for the period ended June 30, 1999 are not necessarily indicative of the results of the operations expected for the year and reflect adjustments, all of a normal and recurring nature, necessary for the fair presentation of the results of the interim period.  In the opinion of Mezzanine  Investments,  L.P.  the  Managing  General
Partner of the Fund, all necessary adjustment have been made to the aforementioned financial information for a fair presentation in accordance with generally accepted accounting principals.

3. Allocation of Profits and Losses

     Pursuant to the Partnership Agreement, all profits from Temporary Investments generally are allocated 99% to the Limited Partners and 1% to the Managing General Partner. Profits from Mezzanine Investments are, in general, allocated as follows:

    first, if the capital accounts of any partners have negative balances, to such partners in proportion to the negative balances in their capital accounts until the balances of all such capital accounts equal zero;

    second, 99% to the Limited Partners and 1% to the Managing General Partner until the sum allocated to the Limited Partners equals any previous losses allocated together with a cumulative Priority Return of 10% on the average daily balance of Mezzanine securities, and any outstanding Compensatory Payments;

    third, 69% to the Limited Partners and 31% to the Managing General Partner until the Managing General Partner has received 21% of the total profits allocated; and

    thereafter, 79% to the Limited Partners and 21% to the Managing General Partner.

    Losses will be allocated in reverse order of profits previously allocated and thereafter 99% to the Limited Partners and 1% to the Managing General Partner.

4.  Leverage

     The Fund entered into an amended credit agreement, dated as of August 13, 1991 (the "Credit Facilities"), with a lending group led by the First National Bank of Chicago ("First Chicago"), which provided the Fund with a maximum credit facility of $140 million. The Credit Facilities consisted of a $100 million term loan and a $40 million secured revolving credit line. In October of 1993, the Fund amended the Credit Facilities enabling it to make prepayments of the term loan at any time and without any corresponding reduction to the revolving line of credit. As a result of paydowns of the term loan, the Fund's outstanding balance was paid in full as of March 29, 1994. The Credit Facilities were due to expire on July 31, 1998; however, due to the expiration of the term of the Fund on June 15, 1998, and in order to stop incurring Unused Commitment Fees, the Credit Facilities were amended to expire as of June 30, 1998.

     In connection with the Credit Facilities, the Fund incurred the following loan fees:

     Nonrecurring loan advisory and loan facility fees of $4,441,580, paid to First Chicago in 1991 in connection with the creation of the credit facility, which were amortized over the life of the credit facility. The Credit Facility expired on June 30, 1998.

     For the three and six months ended June 30, 1998, the Fund incurred $230,200 and $402,933, respectively, in total loan fees.

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

     The Investment Adviser provides for the identification, management and liquidation of investments for the Fund. As compensation for services rendered to the Fund, the Investment Adviser received a quarterly fee at the annual rate of 1% of assets under management (net offering proceeds, reduced by cumulative capital reductions, plus outstanding bank borrowing as specified in the Fund's Partnership Agreement), with a minimum annual fee of $1.2 million. The Investment Advisory Fee was calculated and paid quarterly, in advance. For the three and six months ended June 30, 1998, the Fund paid $300,000 and $600,000, respectively, in Investment Advisory Fees to Thomas H. Lee Advisors I. As of July 1, 1998, the Fund no longer pays Investment Advisory Fees to Thomas H. Lee Advisors I.

6.  Fund Administration Fee and Expenses

     ML Fund Administrators Inc. (the "Fund Administrator") (an affiliate of the Managing General Partner) performs the operational and administrative services necessary for the management of the Fund. Beginning October 19, 1995, the Fund Administration Fee is calculated at an annual fee of $300,000 plus out-of-pocket expenses incurred by the Fund Administrator, as described below. The Fund Administration Fee is paid quarterly, in advance. For the three and six months ended June 30, 1999 and 1998, the Fund paid $75,000, $150,000, $75,000, and
$150,000,  respectively, in Fund Administration Fees.

     Beginning October 19, 1995, in accordance with the Partnership Agreement, the Fund Administrator is being reimbursed by the Fund for 100% of administrative expenses incurred. Actual out-of-pocket expenses ("Reimbursable Administrative Expenses") primarily consist of printing, audits, tax preparation, legal fees and expenses, and custodian fees. Total Reimbursable Administrative Expenses incurred by the Fund for the three and six months ended June 30, 1999 and 1998 were $55,177, $123,149, $158,007, and $291,062, respectively.

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

     For the three and six months ended June 30, 1999 and 1998, the Fund incurred $30,000, $63,121, 39,089, and $78,621, respectively, in Independent General Partners' Fees and Expenses.


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

     During the year 1999, the Managing General Partner received no cash distributions.

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

     Because the Fund no longer generates sufficient cash to pay current obligations, the Fund has approximately $3.4 million as of June 30, 1999, available of these remaining cash reserves to cover future expenses including all expenses related to the winding up of the Fund's affairs such as administrative and custodial expenses, audit, tax and legal fees, and to pay contingent costs and obligations of the Fund, including those related to former investments. Any remaining cash reserves in excess of amounts required to pay the Fund's obligations prior to its termination will be distributed as soon as practicable as a final liquidating distribution to Limited Partners.

11. Income Taxes

     No provision for income taxes has been made because all income and losses are allocated to the Fund's partners for inclusion in their respective tax returns.

     Pursuant to the Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes, the Fund is required to disclose any difference in the tax basis of the Fund's assets and liabilities versus the amounts reported in the financial statements. As of June 30, 1999, the tax basis of the Fund's assets are greater than the amounts reported in the financial statements by $1 million. This difference is primarily attributable to the write-off of a receivable which has not been recognized for tax purposes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity & Capital Resources

     The term of the Fund expired on June 15, 1998 resulting in the dissolution of the Fund. The Fund has five additional years to liquidate its remaining assets. As of July 1, 1998, the Fund no longer pays the Investment Adviser an Investment Advisory Fee.

     The Fund no longer generates sufficient cash to pay current obligations; however, the Fund has available approximately $3.4 million of cash reserves to cover future expenses including all expenses related to the winding up of the Fund's affairs such as administrative and custodial expenses, audit, tax and legal fees, and to pay contingent costs and obligations of the Fund. The Fund is proceeding, in accordance with applicable Delaware law, to assess and resolve its liabilities and contingent costs and obligations, including those related to its former investments, prior to completing the liquidation and distribution of the Fund's assets. The Fund is currently assessing alternatives to reduce its administrative costs pending final liquidation of the Fund's assets. Any proceeds received from the Promissory Note related to the Fund's investment in BeefAmerica Inc. as well as any remaining cash reserves in excess of amounts required to pay the Fund's obligations prior to its termination will be distributed as soon as practicable as a final liquidating distribution to Limited Partners.

     The Fund's credit agreement with a lending group led by The First National Bank of Chicago, last refinanced on August 13, 1991, was due to expire on July 31, 1998. However, due to the expiration of the term of the Fund on June 15, 1998, and in order to stop incurring Unused Committment Fees the credit agreement was amended to instead expire as of June 30, 1998.

     Because all of the Fund's debt investments were previously sold or redeemed, interest and other income expected to be received by the Fund will not be sufficient to cover the Fund's expenses. To fund the anticipated cash flow shortfall in the near future and to maintain adequate reserves for possible follow-on investments and expenses, the Fund reserved $15 million of the proceeds received from the Playtex notes sale in February, 1993. A portion of the reserve was used to make follow-on investments in American Health Companies, Duro-Test Corp., Chadwick-Miller, Signature Brands USA and Petco, along with distributions to partners totalling $1.4 million. In addition, $2.9 million was utilized from the reserve to pay down a portion of the First Chicago loan on January 6, 1994. In February 1998, the Independent General Partners approved an additional reserve of $1.65 million which has been reserved from the proceeds received from the sale of Stanley Furniture in January 1998. This reserve was established to fund anticipated cash shortfalls in the future. The Fund's reserve balance as of August 16, 1999 was approximately $3.4 million, which is made up of cash and temporary investments.

Results of Operations

Investment Income and Expenses

     For the six months ended June 30, 1999, the Fund reported a net investment loss of $253,216 as compared to a net investment loss of $2,091,444 for the same period in 1998. The total investment income earned on investments for the six months ended June 30, 1999 and 1998 was $83,116 and $438,858, respectively, all of which was earned from Temporary Investments.

     The major expenses for the period consisted of Fund Administration Fees and Reimbursable Administrative Expenses.

     As a result of the expiration of the Fund's term, the Investment Adviser is no longer receiving compensation for services rendered, however, the Investment Adviser has agreed to provide investment advisory services to the Fund as needed until final liquidation. Total Investment Advisory Fees paid to the Investment Adviser for the six months ended June 30, 1998 was $600,000. The fee was calculated at an annual rate of 1% of assets under management, subject to certain reductions as specified in the Fund's Partnership Agreement with a minimum annual payment of $1,200,000.

     Beginning October 19, 1995, in accordance with Partnership Agreement, the Fund Administration Fee changed to an annual fee of $300,000 plus 100% of Reimbursable Administrative Expenses (accounting, printing, tax preparation, legal fees and expenses, and other administrative services) incurred by the Fund Administrator. For the six months ended June 30, 1999 and 1998, the Fund Administration Fee was $150,000. For the same period, Reimbursable Administration Expenses totalled $123,149 and $291,062, respectively.

     Loan fees consist of fees on the unused portion of the Fund's facility, loan administration fees, amortization of the loan advisory and facility fees and various miscellaneous fees attributable to the facility. Loan fees for the six months ended June 30, 1998 totalled $402,933.

Net Assets

     The Fund's net assets decreased by $253,216 during the six months ended June 30, 1999, due to a net investment loss of $253,216.

Unrealized Appreciation and Depreciation on Investments

     For the six months ended June 30, 1999, the Fund recorded no net change in unrealized appreciation (depreciation) as compared to a net change in unrealized depreciation of $2,295,258 during the same period in 1998.

Realized Gains and Losses

     For the six months ended June 30, 1999, the Fund recorded no net realized gains (losses) on investments as compared to a net realized gain of $7,094,849 for the same period in 1998.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

     As of June 30, 1999, the Fund maintains a portion of its cash equivalents in financial instruments with original maturities of three months or less. These financial instruments are subject to interest rate risk, and will decline in value if interest rates increase. A significant increase or decrease in interest rates would not have a material effect on the Fund's financial position.

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

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

    Exhibit 27- Financial Data Schedule for the Quarter Ended June 30, 1999

(b) Reports on form 8-K:

    None

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 16th day of August 1999.


                                      ML-LEE ACQUISITION FUND, L.P.

                                      By:      Mezzanine Investments, L.P.
                                               Managing General Partner

                                      By:      ML Mezzanine Inc.
                                               its General Partner




                                      /s/ Robert Remick
                                      --------------------------------
Dated:  August 16, 1999                  Robert Remick
                                      ML Mezzanine Inc.
                                      Vice President and Treasurer
                                     (Principal Financial Officer of Registrant)