Form 10-Q
period 1999-09-30
ML LEE ACQUISITION FUND L P
filed 1999-11-15
CIK 813343

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1999

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

Registrant's telephone number, including area code:(212) 236-6577

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

                          ML-LEE ACQUISITION FUND, L.P.

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

Statements of Assets, Liabilities and Partners' Capital as of September 30, 1999 and December 31, 1998

Statements of Operations - For the Three and Nine Months Ended
  September 30, 1999 and 1998

Statements of Changes in Net Assets - For the Nine Months Ended
  September 30, 1999 and 1998

Statements of Cash Flows - For the Nine Months Ended
  September 30, 1999 and 1998

Statement  of  Changes in  Partners'  Capital - For the Nine  Months  Ended
  September 30, 1999

Schedule of Portfolio Investments - September 30, 1999

Notes to Financial Statements


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosure About Market Risk


PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

Item 4.  Submission of Matters to a Vote of Security Holders

Item 6.  Exhibits and Reports on Form 8-K


                                                 ML-LEE ACQUISITION FUND, L.P.
                                    Statements of Assets, Liabilities and Partners' Capital
                                                   (Dollars in Thousands)
                                                       (Unaudited)

                                                                                   September 30, 1999          December 31, 1998
                                                                                   ------------------          -----------------
Assets:
Investments - Notes 2, 11
    Temporary Investments, at amortized cost (cost $3,120 at
         September 30, 1999 and $3,760 at December 31, 1998)                       $            3,140          $           3,760
Cash                                                                                              152                          3
Note Receivable (Net of reserve of $1,000) - Note 1, 8                                              -                          -
                                                                                   ------------------          -----------------
Total Assets                                                                       $            3,292          $           3,763
                                                                                   ==================          =================

Liabilities and Partners' Capital:

Liabilities
    Legal and Professional Fees Payable                                            $                4          $               1
    Reimbursable Administrative Expenses Payable - Note 6                                         102                        125
    Independent General Partner Expenses Payable - Note 7                                          24                         23
                                                                                   ------------------          -----------------
Total Liabilities                                                                                 130                        149
                                                                                   ------------------          -----------------
Partners' Capital - Note 2
    Managing General Partner                                                                      374                        379
    Limited Partners (487,489 Units)                                                            2,788                      3,235
                                                                                   ------------------          -----------------
Total Partners' Capital                                                                         3,162                      3,614
                                                                                   ------------------          -----------------
Total Liabilities and Partners' Capital                                            $            3,292          $           3,763
                                                                                   ==================          =================

See the Accompanying Notes to Financial Statements (Unaudited).


                                                    ML-LEE ACQUISITION FUND, L.P.
                                                       Statements of Operations
                                                        (Dollars in Thousands)
                                                              (Unaudited)

                                                                       For the Three Months Ended        For the Nine Months Ended
                                                                      -----------------------------    -----------------------------
                                                                      September 30,   September 30,    September 30,   September 30,
                                                                          1999            1998              1999            1998
                                                                      -------------   -------------    -------------   -------------
Investment Income - Notes 2, 11
Interest                                                              $           1   $           1    $           1   $         16
Discount                                                                         40             103              123            527
Other                                                                             -               -                -              1
                                                                      -------------   -------------    -------------   ------------
    Total Investment Income                                                      41             104              124            544
                                                                      -------------   -------------    -------------   ------------
Expenses:
Investment Advisory Fee - Note 5                                                  -               -                -            600
Fund Administration Fee - Note 6                                                 75              75              225            225
Provision for Uncollectable Receivable - Note 1,8                                 -               -                -          1,000
Loan Fees - Notes 2, 4                                                            -               -                -            403
Independent General Partners' Fees and Expenses - Note 7                         34              33               97            112
Legal and Professional Fees                                                      29              29               29             29
Reimbursable Administrative Expenses - Note 6                                   102             137              225            428
Insurance Expense                                                                 -               -                -              7
                                                                      -------------   -------------    -------------   ------------
    Total Expenses                                                              240             274              576          2,804
                                                                      -------------   -------------    -------------   ------------

Net Investment Loss                                                            (199)           (170)            (452)        (2,260)

Net Realized Loss on Investments                                                  -         (16,652)               -         (9,557)

Net Change in Unrealized Appreciation (Depreciation)
     on Investments
        Publicly Traded Securities                                                -               -                -        (18,959)
        Nonpublic Securities                                                      -          16,652                -         37,906
                                                                      -------------   -------------    -------------   ------------
             Subtotal                                                             -          16,652                -         18,947
                                                                      -------------   -------------    -------------   ------------
Net Increase (Decrease) in Net Assets
   Resulting From Operations                                          $        (199)   $       (170)   $        (452)  $      7,130
                                                                      =============    ============    =============   ============


See the Accompanying Notes to Financial Statements (Unaudited).


                                              ML-LEE ACQUISITION FUND, L.P.
                                           Statements of Changes in Net Assets
                                                (Dollars in Thousands)
                                                     (Unaudited)

                                                                                         For the Nine Months Ended
                                                                                ----------------------------------------------
                                                                                September 30, 1999          September 30, 1998
                                                                                ------------------          ------------------
From Operations:

  Net Investment Loss                                                           $             (452)         $           (2,260)
  Net Realized Loss on Investments                                                               -                      (9,557)
  Net Change in Unrealized Depreciation on Investments                                           -                      18,947
                                                                                ------------------          ------------------

  Net Increase (Decrease) in Net Assets Resulting from Operations                             (452)                      7,130
  Cash Distributions to Partners                                                                 -                     (60,813)
                                                                                ------------------          ------------------

  Total Decrease                                                                              (452)                    (53,683)

Net Assets:
  Beginning of Period                                                                        3,614                      57,446
                                                                                ------------------          ------------------

  End of Period                                                                 $            3,162          $            3,763
                                                                                ==================          ==================


See the Accompanying Notes to Financial Statements (Unaudited).

                                                ML-LEE ACQUISITION FUND, L.P.
                                                  Statements of Cash Flows
                                                   (Dollars in Thousands)
                                                        (Unaudited)


                                                                                          For the Nine Months Ended
                                                                                ----------------------------------------------
                                                                                September 30, 1999          September 30, 1998
                                                                                ------------------          ------------------
Increase in Cash

Cash Flows From Operating Activities:
  Interest, Discount and Other Income                                           $              104          $              606
  Investment Advisory Fee                                                                        -                        (600)
  Fund Administration Fee                                                                     (225)                       (225)
  Legal and Professional Fees                                                                  (26)                        (94)
  Loan Fees and Expenses                                                                         -                         (17)
  Independent General Partners' Fees and Expenses                                              (96)                       (112)
  (Purchase) Sale of Temporary Investments, Net                                                640                      14,116
  Reimbursable Administrative Expenses                                                        (248)                       (408)
  Proceeds from Sale of Portfolio Company Investments                                            -                      47,556
                                                                                ------------------          ------------------
Net Cash Provided by Operating Activities                                                      149                      60,822
                                                                                ------------------          ------------------
Cash Flows From Financing Activities:
  Cash Distributions to Partners                                                                 -                     (60,813)
                                                                                ------------------          ------------------
Net Cash Used in Financing Activities                                                            -                     (60,813)
                                                                                ------------------          ------------------
Net Increase in Cash                                                                           149                           9
Cash at Beginning of Period                                                                      3                           1
                                                                                ------------------          ------------------
Cash at End of Period                                                           $              152          $               10
                                                                                ==================          ==================

Reconciliation of Net Investment Loss to Net Cash
   Provided by Operating Activities

Net Investment Loss                                                             $             (452)         $           (2,260)

Adjustments to Reconcile Net Investment Loss to Net Cash Provided by Operating Activities

   Decrease in Investments                                                                     640                      68,340
   Decrease in Receivable for Investments Sold
     (Net of Allowance)                                                                          -                       3,888
  (Increase) Decrease in Accrued Interest,
     Dividend and Discount Receivables                                                         (20)                         62
   Decrease in Prepaid Expenses                                                                  -                         391
   Increase in Independent General Partners' Fees Payable                                        1                           -
   Increase (Decrease) in Reimbursable Administrative Expenses Payable                         (23)                         21
   Increase (Decrease) in Legal and Professional Fees Payable                                    3                         (63)
   Net Realized Loss on Investments                                                              -                      (9,557)
                                                                                ------------------          ------------------
Total Adjustments                                                                              601                      63,082
                                                                                ------------------          ------------------
Net Cash Provided by Operating Activities                                       $              149          $           60,822
                                                                                ==================          ==================

See the Accompanying Notes to Financial Statements (Unaudited).


                                                ML-LEE ACQUISITION FUND, L.P.
                                         Statements of Changes in Partners' Capital
                                                   (Dollars in Thousands)
                                                        (Unaudited)

                                                                               Managing
                                                                                General                Limited
                                                                                Partner                Partners             Total
                                                                             ------------            ------------        ----------
For the The Nine Months Ended September 30, 1999

Partners' Capital at January 1, 1999                                         $        379            $      3,235        $    3,614
Allocation of Net Investment Loss                                                      (5)                   (447)             (452)
                                                                             ------------            ------------        ----------
Partners' Capital at September 30, 1999                                      $        374            $      2,788        $    3,162
                                                                             ============            ============        ==========

See the Accompanying Notes to Financial Statements (Unaudited).

                                                  ML-LEE ACQUISITION FUND, L.P.
                                               Schedule of Portfolio Investments
                                                      September 30, 1999
                                                    (Dollars in Thousands)
                                                        (Unaudited)

                                                                                                               Fair        % Of
 Principal                                                                   Investment      Investment       Value        Total
 Amount/Shares   Investment                                                    Date             Cost         (Note 2)    Investments


                 TEMPORARY INVESTMENTS

                 COMMERCIAL PAPER

$  3,140         General Electric Capital Services, 5.20% due 10/1/99         8/17/99        $   3,120      $   3,140       100.00%
                                                                                             --------------------------------------
                 TOTAL INVESTMENT IN COMMERCIAL PAPER                                        $   3,120      $   3,140       100.00%
                                                                                             --------------------------------------
                 TOTAL TEMPORARY INVESTMENTS                                                 $   3,120      $   3,140       100.00%
                                                                                             --------------------------------------
                 TOTAL INVESTMENT PORTFOLIO                                                  $   3,120      $   3,140       100.00%
                                                                                             ======================================







See the Accompanying Notes to Financial Statements (Unaudited).

                          ML-LEE ACQUISITION FUND, L.P.
                          Notes to Financial Statements
                               September 30, 1999
                                   (Unaudited)

1.  Organization and Purpose

     ML-Lee Acquisition Fund, L.P. (the "Fund") was formed, and the Certificate of Limited Partnership was filed, under the Delaware Revised Uniform Limited Partnership Act on April 1, 1987. The Fund's operations commenced on October 19, 1987.

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

     The term of the Fund expired on June 15, 1998, resulting in the dissolution of the Fund. The Fund has an additional five years to liquidate its remaining assets. As of September 30, 1999, the last portfolio-related asset held by the Fund is a $1 million (principal amount) promissory note related to the sale of the Fund's interest in BeefAmerica, Inc., which was written-down to zero during 1998 (refer to Note 8 titled "Investment Transactions" for further information).

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

Investment Transactions

     The Fund recorded investment transactions on the date on which it obtained an enforceable right to demand the securities or payment therefore. The Fund records Temporary Investment transactions on the trade date.

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

Interim Financial Statements

     The financial information included in this report as of September 30, 1999 and for the period then ended has been prepared by management without an audit by independent certified public accountants. The results for the period ended September 30, 1999 are not necessarily indicative of the results of the operations expected for the year and reflect adjustments, all of a normal and recurring nature, necessary for the fair presentation of the results of the interim period. In the opinion of the Managing General Partner all necessary adjustments have been made to the aforementioned financial information for a fair presentation in accordance with generally accepted accounting principles.

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

     In connection with the Credit Facilities, the Fund incurred the following loan fees:

     Nonrecurring loan advisory and loan facility fees of $4,442,000, paid to First Chicago in 1991 in connection with the creation of the credit facility, which were amortized over the life of the credit facility. The Credit Facility expired on June 30, 1998.

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

     The Investment Adviser provides for the identification, management and liquidation of investments for the Fund. As compensation for services rendered to the Fund, the Investment Adviser received a quarterly fee at the annual rate of 1% of assets under management (net offering proceeds, reduced by cumulative capital reductions, plus outstanding bank borrowing as specified in the Fund's Partnership Agreement), with a minimum annual fee of $1,200,000. The Investment Advisory Fee was calculated and paid quarterly, in advance. As of July 1, 1998, the Fund no longer pays Investment Advisory Fees to Thomas H. Lee Advisors I.

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

     In an attempt to mitigate certain administrative costs of the Fund, the Fund Administrator has agreed to waive its administration fee; such waiver to take effect for the quarterly period commencing October 1, 1999 and each quarterly period thereafter, unless and until such waiver is rescinded. However, no such waiver shall apply to any reimbursable expenses of the Fund.

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

     In an attempt to mitigate certain administrative costs to the Fund, the three Independent General Partners have agreed to waive their compensation for services rendered to the Fund; such waiver to take effect for the quarterly period commencing October 1, 1999 and each quarterly period thereafter, unless and until such waiver is rescinded. However, no such waiver shall apply to any reimbursable expenses of the Fund.

8. Investment Transactions

     In 1996, BeefAmerica, Inc. sold all of the capital stock of its subsidiary, BeefAmerica Operating Company, Inc., in return for cash and preferred stock in the acquiror. The Fund, as BeefAmerica Inc.'s primary creditor, was paid a portion of the cash and preferred stock received by BeefAmerica Inc., in partial satisfaction of its secured claim against BeefAmerica, Inc.

     On March 3, 1998, the Fund sold the preferred stock to Lajara II LLC, a limited liability company owned by the management of BeefAmerica Operating Company, Inc., in return for a promissory note in the amount of $1,000,000 (the "Promissory Note"). On October 8, 1998, BeefAmerica, Inc. filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. As a result the Fund, at that time, determined the value of the Promissory Note to be zero and fully reserved against it.

     In May 1999, BeefAmerica, Inc. was sued in federal district court in Nebraska by a purported class of individuals and a related union (the
"Lawsuit"). The Lawsuit alleges, among other things, that BeefAmerica, Inc. guaranteed certain retiree medical benefits due to these individuals by BeefAmerica Operating Company, Inc. and that certain payments made by
BeefAmerica, Inc. in 1996 to its "insiders" were fraudulent transfers. In response to the Lawsuit, on September 10, 1999, BeefAmerica, Inc. (now known as BAI Liquidating Corp. ("BAI")) filed a voluntary petition under Chapter 7 of the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy"). As BAI's primary creditor, the Fund has incurred and anticipates that it will continue to incur, expenses related to the Bankruptcy case. It is uncertain at this time what the effect of the Lawsuit or the Bankruptcy will have on the Fund or the final liquidation of the Fund's remaining assets, the timing of which cannot be determined at the present date.

9. Litigation

     On August 2, 1996, an action was commenced against General Nutrition Companies, Inc. ("GNC"), its officers, directors and certain of its former shareholders, including the Fund, in the United States District Court for the Western District of Pennsylvania (the "Court"). Plaintiffs assert that GNC is liable for violations of Sections 11 and 12(a)(2) of the Securities Act of 1933 and Section 1-501(a) of the Pennsylvania Securities Act, arising out of allegedly false and misleading statements in the prospectus and registration statement for the February 7, 1996 public offering of GNC common stock, and for violations of Section 10(b) of the Securities Exchange Act of 1934 and negligent misrepresentation arising out of allegedly false and misleading public statements during the period from the public offering through May 28, 1996. Plaintiffs also allege that certain officers, directors and shareholders of GNC, including the Fund, as well as the underwriters for the public offering, are liable for certain of such violations of the federal and state securities laws and/or control person liability in connection therewith, and negligent misrepresentation. Plaintiffs seek certification of the action as a class action purportedly on behalf of all persons, other than defendants, who purchased shares of GNC common stock during the proposed class action period from February 7, 1996 through May 28, 1996. After the defendants filed a motion to dismiss the action in its entirety, the plaintiffs filed an amended complaint. The defendants thereafter filed a motion to dismiss the amended complaint in its entirety, which motion has been fully briefed. The defendants of this action believe that the claims against them are without merit. On March 30, 1998, the Court entered an order adopting the Report and Recommendation of the Magistrate Judge granting defendants' motion to dismiss the amended complaint in its entirety with prejudice. The judgment of dismissal was affirmed by the Third Circuit of Appeals on August 10, 1999.

10.  Related  Party Transactions

     Certain of the Mezzanine Investments and Bridge Investments which were made by the Fund involve co-investments with entities affiliated with the Investment Adviser. Such co-investments are generally prohibited absent exemptive relief from the Securities and Exchange Commission (the "Commission"). As a result of these affiliations and the Fund's expectation of engaging in such co-investments, the Fund sought an exemptive order from the Commission allowing such co-investment, which was received on September 23, 1987. An additional exemptive order allowing co-investment with ML-Lee Acquisition Fund II, L.P. ("Fund II") and ML-Lee Acquisition Fund (Retirement Accounts) II, L.P. ("Retirement Fund") was received from the Commission on September 1, 1989. The Fund's investments in Managed Companies, and in certain cases its investments in Non-Managed Companies, typically involved the entry by the Fund and other equity security holders into stockholders' agreements. While the provisions of such stockholders' agreements varied, some of these agreements included provisions as to corporate governance, registration rights, rights of first offer or first refusal, rights to participate in sales of securities to third parties, rights of majority stockholders to compel minority stockholders to participate in sales of securities to third parties, transfer restrictions and preemptive rights.

     Thomas H. Lee Company, a sole proprietorship owned by Thomas H. Lee, an Individual General Partner of the Fund and an affiliate of the Investment Adviser, typically performed certain management services for Managed Companies and receives management fees in connection therewith, usually pursuant to written agreements with such companies. In addition, certain of the Portfolio Companies had contractual or other relationships pursuant to which they did business with one another.

     Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S") is an affiliate of the Managing General Partner. MLPF&S and certain of its affiliates, in the ordinary course of their business, performed various financial services for various portfolio companies of the Fund, which may include investment banking services, broker/dealer services and economic forecasting, and received in consideration therewith various fees, commissions and reimbursements.
Furthermore, MLPF&S and its affiliates or investment companies advised by affiliates of MLPF&S may, from time to time, purchase or sell securities issued by portfolio companies of the Fund in connection with their ordinary investment operations.

     During the year 1999, the Managing General Partner received no cash distributions.

11.  Reserves

     In February 1993, the Fund established a $15,000,000 reserve to provide funds for follow-on investments and to pay expenses. $8,600,000 of the reserve was used to make follow-on investments in American Health Companies, Duro-Test Corp., Chadwick-Miller, Signature Brands USA and Petco, along with distributions to partners totalling $1,400,000. In addition, $2,900,000 was utilized from the reserve to pay down a portion of the First Chicago loan on January 6, 1994. On February 12, 1998, the Independent General Partners approved an additional reserve of $1,650,000 to fund anticipated cash shortfalls. This reserve was established from the proceeds received from the sale of Stanley Furniture Common Stock in January 1998.

     Because the Fund no longer generates sufficient cash to pay current obligations, the Fund has approximately $3,300,000 as of September 30, 1999, available of these remaining cash reserves to cover future expenses including all expenses related to the winding up of the Fund's affairs such as administrative and custodial expenses, audit, tax and legal fees, and to pay contingent costs and obligations of the Fund, including those related to former investments. Any remaining cash reserves in excess of amounts required to pay the Fund's obligations prior to its termination, including expenses related to the BAI Bankruptcy case (as discussed in Note 8), will be distributed as soon as practicable as a final liquidating distribution to Limited Partners.

12. Income Taxes

     No provision for income taxes has been made because all income and losses are allocated to the Fund's partners for inclusion in their respective tax returns.

     Pursuant to the Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes, the Fund is required to disclose any difference in the tax basis of the Fund's assets and liabilities versus the amounts reported in the financial statements. As of December 31, 1998, the tax basis of the Fund's assets are greater than the amounts reported in the financial statements by approximately $1,000,000. This difference is primarily attributable to the write-off of a receivable which has not been recognized for tax purposes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity & Capital Resources

     The term of the Fund expired on June 15, 1998 resulting in the dissolution of the Fund. The Fund has five additional years to liquidate its remaining assets. As of July 1, 1998, the Fund no longer pays the Investment Adviser an Investment Advisory Fee. Additionally, the Fund Administrator has agreed to waive its administration fee and the three Independent General Partners have agreed to waive their compensation for services rendered to the Fund; such waivers to take effect for the quarterly period commencing October 1, 1999 and each quarterly period thereafter, unless and until such waivers are rescinded. However, no such waivers shall apply to any reimbursable expenses of the Fund. Accordingly, the Fund Administration Fee of $75,000 and the Independent General Partner's compensation of $30,000 relating to the quarter commencing October 1, 1999 have been waived.

     Because all of the Fund's debt investments were previously sold or redeemed, interest and other income expected to be received by the Fund will not be sufficient to cover the Fund's expenses. To fund the anticipated cash flow shortfall in the near future and to maintain adequate reserves for possible follow-on investments and expenses, the Fund reserved $15,000,000 of the proceeds received from the Playtex notes sale in February 1993. $8,600,000 of the reserve was used to make follow-on investments in American Health Companies, Duro-Test Corp., Chadwick-Miller, Signature Brands USA and Petco, along with distributions to partners totalling $1,400,000. In addition, $2,900,000 was utilized from the reserve to pay down a portion of the First Chicago loan on January 6, 1994. In February 1998, the Independent General Partners approved an additional reserve of $1,650,000 which has been reserved from the proceeds received from the sale of Stanley Furniture in January 1998. This reserve was established to fund anticipated cash shortfalls in the future.

     As of September 30, 1999 the Fund has available approximately $3,300,000 of cash reserves to cover future expenses including all expenses related to the winding up of the Fund's affairs such as administrative and custodial expenses, audit, tax and legal fees, and to pay contingent costs and obligations of the Fund. The Fund is proceeding, in accordance with applicable Delaware law, to assess and resolve its liabilities and contingent costs and obligations, including those related to its former investments, prior to completing the liquidation and distribution of the Fund's assets. Any remaining cash reserves in excess of amounts required to pay the Fund's obligations prior to its termination, including expenses related to the BAI Bankruptcy case (as discussed below), will be distributed as soon as practicable as a final liquidating distribution to Limited Partners.

     In 1996, BeefAmerica, Inc. sold all of the capital stock of its subsidiary, BeefAmerica Operating Company, Inc., in return for cash and preferred stock in the acquiror. The Fund, as BeefAmerica Inc.'s primary creditor, was paid a portion of the cash and preferred stock received by BeefAmerica Inc., in partial satisfaction of its secured claim against BeefAmerica, Inc.

     On March 3, 1998, the Fund sold the preferred stock to Lajara II LLC, a limited liability company owned by the management of BeefAmerica Operating Company, Inc., in return for a promissory note in the amount of $1,000,000 (the "Promissory Note"). On October 8, 1998, BeefAmerica, Inc. filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. As a result the Fund, at that time, determined the value of the Promissory Note to be zero and fully reserved against it.

     In May 1999, BeefAmerica, Inc. was sued in federal district court in Nebraska by a purported class of individuals and a related union (the
"Lawsuit"). The Lawsuit alleges, among other things, that BeefAmerica, Inc. guaranteed certain retiree medical benefits due to these individuals by BeefAmerica Operating Company, Inc. and that certain payments made by
BeefAmerica, Inc. in 1996 to its "insiders" were fraudulent transfers. In response to the Lawsuit, on September 10, 1999, BeefAmerica, Inc. (now known as BAI Liquidating Corp. ("BAI")) filed a voluntary petition under Chapter 7 of the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy"). As BAI's primary creditor, the Fund has incurred and anticipates that it will continue to incur, expenses related to the Bankruptcy case. Through November 15, 1999, the Fund has incurred approximately $140,000 in connection with such Bankruptcy. It is uncertain at this time what the effect of the Lawsuit or the Bankruptcy will have on the Fund or the final liquidation of the Fund's remaining assets, the timing of which cannot be determined at the present date.

Results of Operations

Investment Income and Expenses

     For the nine months ended September 30, 1999, the Fund reported a net investment loss of $452,000 as compared to a net investment loss of $2,260,000 for the same period in 1998. The decrease in net investment loss for the nine months ended September 15, 1999 as compared to the nine months ended September 30, 1998 resulted primarily because the Fund did not pay any Investment Advisory and Loan Fees in 1999 as a result of the expiration of the Fund's term on June 30, 1998. In addition, the Fund had an increase in expenses in 1998 due to a reserve established for uncollectible proceeds relating to the sale of BeefAmerica, Inc.

     For the three months ended September 30, 1999 the Fund reported a net investment loss of $199,000 as compared to a net investment loss of $170,000 for the same period in 1998. The increase in net investment loss for the three months ended September 30, 1999 as compared to the same period in 1998 is attributable to a decrease in discount income from Temporary Investments due to a reduction in Funds available for investment in such securities during the 1999 period compared to the same period in 1998 partially offset by a reduction of Reimbursable Administrative Expenses in 1999 as further discussed below.

     The major expenses for the three and nine months ended September 30, 1999 and 1998, consisted of Fund Administration Fees and Reimbursable Administrative Expenses.

     As a result of the expiration of the Fund's term, the Investment Adviser as of June 15, 1998 no longer receives compensation for services rendered, however, the Investment Adviser has agreed to provide investment advisory services to the Fund as needed until final liquidation. Total Investment Advisory Fees paid to the Investment Adviser for the nine months ended September 30, 1998 were $600,000. The fee was calculated at an annual rate of 1% of assets under management, subject to certain reductions as specified in the Fund's Partnership Agreement with a minimum annual payment of $1,200,000.

     Beginning October 19, 1995, in accordance with Partnership Agreement, the Fund Administration Fee changed to an annual fee of $300,000 plus 100% of Reimbursable Administrative Expenses (accounting, printing, tax preparation, legal fees and expenses, and other administrative services) incurred by the Fund Administrator. For the three and nine months ended September 30, 1999 and 1998, the Fund Administration Fee was $75,000, $225,000, $75,000 and $225,000
respectively. For the three and nine months ended September 30, 1999 and 1998, Reimbursable Administrative Expenses totalled $102,000, $225,000, $137,000 and $428,000 respectively. The decrease in Reimbursable Administrative Expenses for the three and nine months ended September 30, 1999 as compared to the same periods in 1998 is due to an overall reduction in auditing, custodian, printing and legal administration fees during 1999 resulting from fewer investments held by the Fund during 1999.

     In an attempt to mitigate certain administrative costs of the Fund, the Fund Administrator has agreed to waive its administration fee; such waiver to take effect for the quarterly period commencing October 1, 1999 and each quarterly period thereafter, unless and until such waiver is rescinded. However, no such waiver shall apply to any reimbursable expenses of the Fund.

     Loan fees consist of fees on the unused portion of the Fund's facility, loan administration fees, amortization of the loan advisory and facility fees and various miscellaneous fees attributable to the facility. As of June 30, 1998 the Fund stopped incurring loan fees and for the nine months ended September 30, 1998 the Fund incurred $403,000 in loan fees.

     As compensation for services rendered to the Fund, each of the three Independent General Partners receives $40,000 annually in quarterly installments, $1,000 for each meeting of the General Partners attended and $1,000 for each committee meeting attended ($500 if a committee meeting is held on the same day as a meeting of the General Partners) plus reimbursement for any legal and out-of-pocket expenses. For the three and nine month periods ended September 30, 1999 and 1998, the Fund incurred $34,000, $97,000, $33,000 and
$112,000, respectively, in Independent General Partners' Fees and Expenses.

     In an attempt to mitigate certain administrative costs to the Fund, the three Independent General Partners have agreed to waive their compensation for services rendered to the Fund; such waiver to take effect for the quarterly period commencing October 1, 1999 and each quarterly period thereafter, unless and until such waiver is rescinded. However, no such waiver shall apply to any reimbursable expenses of the Fund.

Net Assets

     The Fund's net assets decreased by $452,000 during the nine months ended September 30, 1999, due to a net investment loss of $452,000. During the nine months ended September 30, 1998 the Fund's net assets decreased by $53,683,000 due to a net investment loss of $2,260,000, realized losses on investments of $9,557,000 and cash distributions of $60,813,000, which were partially offset by net unrealized appreciation on investments of $18,947,000.

Unrealized Appreciation and Depreciation on Investments

     For the nine months ended September 30, 1999, the Fund recorded no net change in unrealized appreciation (depreciation). For the nine months ended September 30, 1998, the Fund recorded net unrealized appreciation of $18,947,000, all of which was a reversal of net unrealized depreciation for investments sold.

Realized Gains and Losses

     For the nine months ended September 30, 1999, the Fund recorded no net realized gains (losses) on investments as compared to a net realized loss of $9,557,000 for the same period in 1998.

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

     ML Fund Administrators, Inc. an indirect wholly owned subsidiary of Merrill Lynch and Co., Inc. ("Merrill Lynch"), is responsible for providing administrative and accounting services necessary to support the Fund's operations, including maintenance of the books and records, maintenance of the partner database, issuance of financial reports and tax information to partners and processing distribution payments to partners. In 1995, Merrill Lynch established the Year 2000 Compliance Initiative, which is an enterprisewide effort (of which ML Fund Administrators Inc., is a part) to address the risks associated with the Y2K problem, both internal and external. The integration testing phase, which will occur throughout 1999, validates that a system can successfully interface with both internal and external systems. Merrill Lynch continues to survey and communicate with third parties whose Year 2000 readiness is important to the company. Based on the nature of the response and the importance of the product or service involved, Merrill Lynch determines if additional testing is needed.

     Merrill Lynch participated in further industrywide testing in March and April 1999 sponsored by the Securities Industry Association. These tests involved an expanded number of firms, transactions, and conditions compared with those previously conducted. Merrill Lynch has participated in and continues to participate in numerous industy tests throughout the world.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

     As of September 30, 1999, the Fund maintains a portion of its cash equivalents in financial instruments with original maturities of three months or less. These financial instruments are subject to interest rate risk, and will decline in value if interest rates increase. A significant increase or decrease in interest rates would not have a material effect on the Fund's financial position.

Part II - Other Information

Item 1.   Legal Proceedings.
          -----------------

     On August 2, 1996, an action was commenced against General Nutrition Companies, Inc. ("GNC"), its officers, directors and certain of its former shareholders, including the Fund, in the United States District Court for the Western District of Pennsylvania (the "Court"). Plaintiffs assert that GNC is liable for violations of Sections 11 and 12(a)(2) of the Securities Act of 1933 and Section 1-501(a) of the Pennsylvania Securities Act, arising out of allegedly false and misleading statements in the prospectus and registration statement for the February 7, 1996 public offering of GNC common stock, and for violations of Section 10 (b) of the Securities Exchange Act of 1934 and negligent misrepresentation arising out of allegedly false and misleading public statements during the period from the public offering through May 28, 1996. Plaintiffs also allege that certain officers, directors and shareholders of GNC, including the Fund, as well as the underwriters for the public offering, are liable for certain of such violations of the federal and state securities laws and/or control person liability in connection therewith, and negligent misrepresentation. Plaintiffs seek certification of the action as a class action purportedly on behalf of all persons, other than defendants, who purchased shares of GNC common stock during the proposed class action period from February 7, 1996 through May 28, 1996. After the defendants filed a motion to dismiss the action in its entirety, the plaintiffs filed an amended complaint. The defendants thereafter filed a motion to dismiss the amended complaint in its entirety, which motion has been fully briefed. The defendants in this action believe that the claims against them are without merit. In the opinion of legal counsel, the outcome of this case is not determinable at this time. On March 30, 1998, the Court entered an order adopting the Report and Recommendation of the Magistrate Judge granting defendants' motion to dismiss the amended complaint in its entirety with prejudice. Plaintiffs thereafter filed an appeal, which has been briefed and argued by both plaintiffs and defendants. The judgment of dismissal was affirmed by the Third Circuit of Appeals on August 10, 1999.

Item 2.  Changes in Securities and Use of Proceeds.
         -----------------------------------------

         None

Item 3.  Defaults Upon Senior Securities.
         -------------------------------

         None

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

         The 1999 Annual Meeting of the Limited Partners was held on July 13, 1999. The result of the proposals were as follows:

               Proposal 1.  Election of the Individual General Partners
               -------- -

               Vernon R. Alden, Joseph L. Bower,  Stanley H. Feldberg and Thomas
               H. Lee  were  all  re-elected  to  serve  as  Individual  General
               Partners.

               Proposal 2.  Election of the Managing General Partner
               -------- -

               Mezzanine Investments, L.P. was re-elected to serve as Managing General Partner.

               Proposal    3.     Ratification     of    the     selection    of
               --------    -

               PricewaterhouseCoopers LLP as independent accountants

               PricewaterhouseCoopers was approved to serve as independent accountants of the Fund for its fiscal year ending December 31, 1999.

               Proposal  4.  Amend  the  Fund's  Amended  and  Restated  Limited
               --------  -

               Partnership Agreement to remove the requirement (a) to hold future annual meetings, thereby eliminating any required actions of Limited Partners taken at such meetings and (b) to provide Limited Partners with quarterly reports.

                  Number of                  Number of               Number of
               Affirmative Votes           Opposed Votes          Withheld Votes
               -----------------           -------------          --------------
                   237,059                     19,138                 231,292

               Accordingly, since the majority of all votes received were not in favor of Proposal 4, it was not approved.

Item 5.  Other Information.
         -----------------
         None

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------
         (a) Exhibits:

         Exhibit 27- Financial Data Schedule for the Quarter Ended September 30, 1999

         (b) Reports on form 8-K:

            None

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of November 1999.


                                      ML-LEE ACQUISITION FUND, L.P.

                                      By:      Mezzanine Investments, L.P.
                                               Managing General Partner

                                      By:      ML Mezzanine Inc.
                                               its General Partner




                                      /s/ Kevin T. Seltzer
                                      --------------------------------
Dated:  November 15, 1999             Kevin T. Seltzer
                                      ML Mezzanine Inc.
                                      Vice President and Treasurer
                                     (Principal Financial Officer of Registrant)